Form 10QSB
period 2001-03-31
TABATHA I INC
filed 2001-05-14
CIK 1111818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2001, the following shares of common were outstanding: Common Stock, no par value, 9,962,500 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended March 31 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

TABATHA I, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2001

TABATHA I, INC.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

March 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,965
Prepaid legal	-
Total current assets	3,965
TOTAL ASSETS	$ 3,965
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	$ -
Total current liabilities	-
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000 shares authorized; 9,962,500 shares issued and outstanding	68,525
Deficit accumulated during the development stage	(64,560)
3,965
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,965

The accompanying notes are an integral part of the financial statements.

TABATHA I, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Unaudited Inception (March 17, 2000) to March 31, 2001	Unaudited for the three months ended March 31, 2001	Unaudited for the nine months ended March 31, 2001
REVENUES
Interest income	$ 158	$ 22	$ 128
EXPENSES
Selling, general and administrative	43,525	-
Accounting	1,095	195	1,095
Legal	5,590	660	5,077
Rent	600	150	450
Office Supplies	608	-
Travel and entertainment
Non cash compensation	13,300	-	13,300
Total expenses	64,718	1,005	19,922
NET LOSS	(64,560)	(983)	(19,794)
Accumulated deficit
Balance, beginning of period		(63,577)	(44,766)
Balance, end of period	$(64,560)	$(64,560)	$(64,560)
NET LOSS PER SHARE	(NIL)	(NIL)	(NIL)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,262,500	11,262,500	11,262,500

The accompanying notes are an integral part of the financial statements.

TABATHA I, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Inception (March 17, 2000) to March 31, 2001	Unaudited for the nine months ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(64,560)	$(19,794)
Adjustments to reconcile net loss to net cash flows from operating activities:
Rent expense	600	450
Stock issued for services	56,825	13,300
Decrease in prepaid expenses	-	87
Net cash flows from operating activities	(7,135)	(5,957)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	11,100	-
Net cash flows from financing activities	11,100	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,965	(5,957)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	9,922
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,965	$3,965

The accompanying notes are an integral part of the financial statements.

TABATHA I, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of March 31, 2001, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended March 31, 2001, the Company's balance sheet reflects current and total assets of $3,965 in the form of cash, and current liabilities of $0.

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

Results of Operations

During the period from March 17, 2000 (inception) through March 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $983 for the third quarter and a net loss of $19,794 for the nine months ended March 31, 2001. The loss during the quarter and during the nine months ended March 31, 2001 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

(b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2001.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA I, INC.

By: /S/ ROBERT L. SMITH

Robert L. Smith, President and Director

By: /S/ DIANE THELEN

Diane Thelen, Director

By: /S/ KIP PEDRIE

Kip Pedrie, Director

Date: May 14, 2001