Form 10KSB
period 2001-06-30
TABATHA I INC
filed 2001-09-27
CIK 1111818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

TABATHA I, INC.

(Name of small business in its charter)

Colorado	0-31743	84-1536517
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1926 S. Oswego Way Aurora, Colorado	80014
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (303) 752-4637

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,962,500 as of June 30, 2001.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on March 17, 2000, and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

As of the end of its fiscal year June 30, 2001, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity.

In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Other Entities

The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of four other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(5) The availability of audited financial statements for the business opportunity; and

(6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

The Company currently maintains a mailing address at 1926 S. Oswego Way, Aurora, Colorado 80014, which is the office address of its Secretary. The Company's telephone number there is (303) 752-4637.

Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

(i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

(ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

(iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 1926 S. Oswego Way, Aurora, Colorado 80014, which is the address of its Secretary. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 752-4637.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2001.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 35 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2001, the Company remains in the development stage. For the fiscal year ended June 30, 2001, the Company's balance sheet reflects current and total assets of $3,659, in the form of cash and cash equivalents, and current liabilities of $0.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from March 17, 2000 (inception) through June 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2002, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending June 30, 2002, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7. FINANCIAL STATEMENTS.

See following pages.

Tabatha I, Inc.

(A Development Stage Company)

Report of Independent Public Accountants

Balance Sheet

Statements of Operations

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of Tabatha I, Inc.

We have audited the accompanying balance sheet of Tabatha I, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2001, and for the periods from inception (March 17, 2000) to June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tabatha I, Inc. as of June 30, 2001, and the results of its operations and cash flows for the year then ended, and for the periods from inception (March 17, 2000) to June 30, 2001 and 2000 in conformity with generally accepted accounting principles.

Comiskey & Company

PROFESSIONAL CORPORATION

Denver, Colorado

August 2, 2001

Tabatha I, Inc.

(A Development Stage Company)

BALANCE SHEET

June 30, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 3,659

Total current assets	3,659

TOTAL ASSETS	$ 3,659

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 9,962,500 shares issued and
outstanding at June 30, 2001	68,675
Deficit accumulated during the development
stage	(65,016)

3,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,659

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the initial
	(March 17, 2000)	ended	period ended
	to June 30,	June 30,	June 30,
	2001	2001	2000
REVENUES
Interest income	$ 171	$ 141	$ 30

EXPENSES
Selling, general and administrative	65,187	20,391	44,796

Total expenses	65,187	20,391	44,796

NET LOSS	(65,016)	(20,250)	(44,766)

Accumulated deficit

Balance, beginning of period	-	(44,766)	-

Balance, end of period	$ (65,016)	$ (65,016)	$ (44,766)

NET LOSS PER SHARE	$ (0.01)	$ _ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	_ 9,962,500	9,962,500	9,962,500

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the initial period from inception (March 17, 2000) to June 30, 2001

				Deficit
				accumulated
	Price	Common Stock		during the	Total
	per	Number of		development	stockholders'
	share	shares	Amount	stage	equity

Common stock issued for cash,
March 1, 2000	$ 0.005	900,000	$ 4,500	$ -	$ 4,500

Common stock issued for services,
March 1, 2000	0.005	8,100,000	40,500	-	40,500

Common stock issued for services,
April 1, 2000	0.01	300,000	3,000	-	3,000

Common stock issued for cash,
April 3, 2000 through May 30, 2000	0.01	660,000	6,600	-	6,600

Common stock issued for services,
May 18, 2000	0.01	2,500	25	-	25

Rent at no charge		-	150	-	150

Net loss for the period ended
June 30, 2000		-	-	(44,766)	(44,766)

Balance, June 30, 2000		9,962,500	54,775	(44,766)	10,009

Common stock warrants issued
for services, December 4, 2000		-	13,300	-	13,300

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2001		-	-	(20,250)	(20,250)

Balance, June 30, 2001		9,962,500	$ 68,675	$ (65,016)	$ 3,659

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the initial
	(March 17, 2000)	ended	period ended
	to June 30,	June 30,	June 30,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (65,016)	$ (20,250)	$ (44,766)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	750	600	150
Stock issued for services	43,525	-	43,525
Warrants issued for services	13,300	13,300	-
Decrease (increase) in prepaid expenses	-	87	(87)

Net cash flows from operating activities	(7,441)	(6,263)	(1,178)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	11,100	-	11,100

Net cash flows from financing activities	11,100	-	11,100

NET INCREASE IN CASH
AND CASH EQUIVALENTS	3,659	(6,263)	9,922

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	9,922	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 3,659	$ 3,659	$ 9,922

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

1. Summary of Significant Accounting Policies

Development Stage Company

Tabatha I, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on March 17, 2000. The principal office of the corporation is 1926 South Oswego Way, Aurora, Colorado 80014.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The fiscal year of the corporation is June 30.

Loss per Share

Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of any public offering have been accounted for as outstanding since inception.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Organization Costs

Costs to incorporate the Company were expensed as incurred.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of June 30, 2001, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 9,962,500 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of June 30, 2001, no preferred shares have been designated or issued.

Warrants to purchase 2,660,000 shares of common stock at .005 per share were issued on December 4, 2000. The warrants were issued for services valued at $13,300. The warrants expire December 3, 2004.

3. Related Party Transactions

As of the date hereof, officers and directors of the Company are the owners of 6,340,000 shares of its issued and outstanding common stock, constituting approximately 64% of the Company's issued and outstanding common stock. The shares were issued for cash and services equal to $0.005 per share.

Officers and directors are reimbursed for all out-of-pocket expenses.

4. Income Taxes

The tax benefit of approximately $13,000 related to deductible temporary differences and operating loss carryforwards has been offset by a full allowance for realization. Such carryforwards may be limited upon consummation of a business combination under Section 381 of the Internal Revenue Code.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Robert L. Smith	56	President and a Director since March, 2000
Diane Thelen	55	Secretary/Treasurer, and a Director since March 2000
Kip R. Pedrie	42	Director since April, 2000

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

BIOGRAPHICAL INFORMATION

Robert L. Smith

Robert L. Smith, President and a director, has worked in sales, sales management and marketing for over 27 years. Mr. Smith has been Executive Vice President, co-owner and member of the board of directors of Rocky Mountain Securities & Investments, Inc. for ten years.

Mr. Smith is also currently and officer and director of four other corporations which were incorporated on March 17, 2000 and which were formed to seek acquisitions. He is the president and director of Tabatha II, Inc., Tabatha III, Inc., Tabatha IV, Inc. and Tabatha V, Inc.

Prior to Rocky Mountain Securities & Investments, Inc., Mr. Smith was employed with Allergan Pharmaceuticals as a regional sales manager.

Mr. Smith holds a B.A. from Western State College.

Diane Thelen

Diane Thelen, the Company's Secretary/Treasurer and a director, has managed and developed luxury high-rise residential, retail, industrial and large office building complexes for over twenty-two years. She has written numerous articles on safety issues regarding large office complexes, as well as articles advocating the needs of real estate managers to state legislators.

Ms. Thelen is an officer and director of four other corporations which were incorporated on March 17, 2000, and which were formed to seek acquisitions. She is the Secretary/Treasurer of Tabatha II, Inc., Tabatha III, Inc., Tabatha IV, Inc., and Tabatha V, Inc.

Ms. Thelen is a Certified Property Manager (CPM) (Institute of Real Estate Management) and a Real Property Administrator (RPA) (Building Owners and Managers Association.)

Kip R. Pedrie

Mr. Pedrie, a director of the Company, has been Vice President of Rocky Mountain Securities & Investments, Inc. for 18 years.

Mr. Pedrie is a director of four other corporations which were incorporated on March 17, 2000, and which were formed to seek acquisitions. He is a director of Tabatha II, Inc., Tabatha III, Inc., Tabatha IV, Inc., and Tabatha V, Inc.

Mr. Pedrie attended the University of Northern Colorado, where he majored in finance.

Compliance With Section 16(a) of the Exchange Act.

Mr. Smith, Ms. Thelen, and Mr. Pedrie have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3. They plan to file Form 5 for the fiscal year ending June 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Robert L. Smith (1) P.O. Box 1554 Idaho Springs, Co 80452	3,000,000	30.11%
Kip Pedrie (1) 5873 S. Kenton Way Englewood, CO 80111-3950	3,000,000 (2)	23.77%
Diane Thelen (1) 1926 S. Oswego Way Aurora, CO 80014	3,000,000	30.11%
John Ballard 6754 W. Hinsdale Place Littleton, CO 80128	3,000,000	30.11%
All directors and executive officers (3 persons)	9,000,000	71.30%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 2,660,000 deemed to be beneficially owned by Mr. Pedrie as a result of his right to acquire such shares at any time on or before December 3, 2004, through exercise of outstanding warrants exercisable at a price of $0.005 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

Pursuant to the Colorado Corporation Code, the Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Each of the Company's officers and directors also are officers, directors, or both of several other Colorado based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities.

Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are incorporated by reference.

Exhibit No.	Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

4.2 Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on October 11, 2000).

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2001.

10.1 Common Stock Purchase Warrant

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA I, INC.

By: /S/ ROBERT L. SMITH

Robert L. Smith, President and Director

By: /S/ DIANE THELEN

Diane Thelen, Director

By: /S/ KIP PEDRIE

Kip Pedrie, Director

Date: September 27, 2001

EXHIBIT 10.1 - COMMON STOCK PURCHASE WARRANT

COMMON STOCK

PURCHASE WARRANT

This Warrant and any shares of Common Stock issuable upon exercise hereof have not been registered under the Securities Act of 1933, as amended (the "Act"0, and are "restricted securities" as that term is defined in Rule 144 under the Act. This Warrant and any shares of Common Stock issuable upon exercise hereof may not be offered for sale, sold or otherwise transferred except pursuant to an exemption from the registration requirements under the Act, the availability of which is to be established to the satisfaction of the Company.

EXERCISABLE AT ANY DATE PRIOR TO 5:00 P.M. MOUNTAIN STANDARD TIME, DECEMBER 3, 2004, EXCEPT AS SET FORTH HEREIN.

WARRANT

For the Purchase of up to 2,660,000 Shares of Common Stock,

No Par Value per Share

of

TABATHA I, INC.

A (Colorado Corporation)

THIS CERTIFIES THAT, for value received, Kip Pedrie (the "Holder"), as registered owner of this Warrant, is entitled to at any time, during the period commencing on December 4, 2000 and ending 5:00 P.M., Mountain Standard Time, December 3, 2004, or such later date as Tabatha I (the "Company"), by authorization of its Board of Directors, shall determine (the "Exercise Period"), to subscribe for, purchase and receive up to 2,660,000 shares of Common Stock, no par value per share, fully paid and nonassessable (the "Common Stock") of the Company at the price of $.005 per share, or such lower price as the Company, by authorization of its Board of Directors shall determine (the "Exercise Price"), upon presentation and surrender of this Warrant and upon payment of the Exercise Price for such shares of the Common Stock of the Company at the principal office of the Company; provided, however that if the Company shall change the number of shares of its Common Stock issued and outstanding during the term of this Warrant by dividend, split or reverse split, a proportionate adjustment shall be made to the number of shares of Common Stock to be issued upon the exercise of this Warrant, and to the Exercise Price herein stated.

Upon exercise of the Warrant, the form of election hereinafter provided for must be duly executed and the instructions for registration of the Common Stock acquired by such exercise must be completed. If the subscription rights represented hereby shall not have been exercised by the expiration of the Exercise Period, this Warrant shall become void and without further force of effect, and all rights represented hereby shall cease and expire.

In the event of the exercise or assignment hereof in part only, the Company shall cause to be delivered to the Holder a new warrant of like tenor to this Warrant in the name of the Holder evidencing the right of the Holder to purchase the number of shares of Common Stock purchasable hereunder as to which this Warrant has not been exercised or assigned.

In no event shall this Warrant (or the shares of Common Stock issuable upon full or partial exercise hereof) be offered or sold except in conformity with the Act.

The Company may deem and treat the registered Holder of this Warrant at any time as the absolute owner hereof for all purposes, and the Company shall not be affected by any notice to the contrary.

In the event that during the period beginning December 4, 2000 and ending December 3, 2004, the Company files a registration statement under the Act, which relates to an offering of securities of the Company (except in connection with an offering of Form S-8, S-4, or any other inappropriate form), such registration statement and the prospectus included therein shall also, at the written request to the Company by the Holder, relate to, and meet the requirements of the Act with respect to, a public offering of the Common Stock issuable upon exercise of this Warrant, so as to permit the public sale of all or some portion of the Common Stock issuable upon exercise of this Warrant in compliance with the Act. Holder shall not be obligated to pay nor be responsible for any costs of expenses incurred in connection with such registration and shall not be required to exercise the Warrant, in whole or in part, prior to the effectiveness of the registration statement for the Common Stock, issuable upon exercise of the Warrant to be included in the registration statement. The Company shall give written notice to the Holder of its intention to file a registration statement under the Act relating to a current offering of the aforesaid securities of the Company thirty (30) or more days prior to the filing of such registration statement, and the written request provided for herein shall be made by Holder fifteen (15) or more days prior to the date specified in the notice(s) as the date on which it is intended to file such registration statement. Neither the delivery of such notice by the Company nor such request by the Holder shall in any way obligate the Company to file such registration statement and notwithstanding the filing of such registration statement, the Company may, at any time prior to the effective date thereof, determine not to offer the securities to which such registration statement related, without liability to the Holder.

By acceptance of this Warrant, Holder represents that this Warrant and all shares of Common Stock acquired upon exercise hereof are acquired and will be acquired for the Holder's own account for investment and with no intention at the time of such purchase or acquisition of distributing or reselling the same or any part thereof to the public and, in furtherance of this representation, agrees that this Warrant and any Common Stock issued upon exercise hereof may be legended to prohibit transfer, sale or other disposition except in compliance with the Act.

IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its duly authorized office of this 4th day of December, 2000.

TABATHA I, INC.

BY:/S/ ROBERT L. SMITH

Robert L. Smith, President

BY:/S/ DIANE THELEN

Diane Thelen, Secretary/Treasurer