Form 10KSB
period 2003-06-30
TABATHA I INC
filed 2004-05-17
CIK 1111818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003.

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

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ -0-

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,297,500 as of May 10, 2004

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on March 17, 2000, and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees, and owns no real estate. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. As of the end of its fiscal year June 30, 2003, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders. The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics. In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity. In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Other Entities

The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of three other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2003.

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

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. Liquidity and Capital Resources As of June 30, 2003, the Company remains in the development stage. For the fiscal year ended June 30, 2003, the Company's balance sheet reflects current and total assets of $712, in the form of cash and cash equivalents, and current liabilities of $2,650. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from March 17, 2000 (inception) through June 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2004, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending June 30, 2004, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.         FINANCIAL STATEMENTS.

See following pages.

Tabatha I, Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Tabatha I, Inc.

We have audited the accompanying balance sheet of Tabatha I, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 and 2002, and for the period from inception (March 17, 2000) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tabatha I, Inc. as of June 30, 2003, and the results of its operations and cash flows for the years ended June 30, 2003 and 2002, and for the period from inception (March 17, 2000) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado May 13, 2004	Comiskey & Company PROFESSIONAL CORPORATION

Tabatha I, Inc.

(A Development Stage Company)

BALANCE SHEET

June 30, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 712

Total current assets	712

TOTAL ASSETS	$ 712

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans from shareholders	$ 2,650

Total current liabilities	2,650

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 9,962,500 shares issued and
outstanding at June 30, 2003	69,875
Deficit accumulated during the development
stage	(71,813)

(1,938)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 712

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(March 17, 2000)	ended	ended
	to June 30,	June 30,	June 30,
	2003	2003	2002
REVENUES
Interest income	$ 190	$ 2	$ 17

EXPENSES
Selling, general and administrative	43,999	474	-
Accounting	4,649	1,753	1,617
Legal	7,392	468	1,199
Rent	1,950	600	600
Office supplies	713	65	40
Non-cash compensation	13,300	-	-

Total expenses	72,003	3,360	3,456

NET LOSS	(71,813)	(3,358)	(3,439)

Accumulated deficit

Balance, beginning of period	-	(68,455)	(65,016)

Balance, end of period	$ (71,813)	$ (71,813)	$ (68,455)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,962,500	9,962,500	9,962,500

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the initial period from inception (March 17, 2000) to June 30, 2003

				Deficit
				accumulated	Total
	Price	Common stock during the			stockholders'
	per	Number of		development	equity
	share	shares	Amount	stage	(deficit)
Common stock issued for cash,
March 1, 2000	$ 0.005	900,000	$ 4,500	$ -	$ 4,500

Common stock issued for services,
March 1, 2000	0.005	8,100,000	40,500	-	40,500

Common stock issued for services,
April 1, 2000	0.01	300,000	3,000	-	3,000

Common stock issued for cash,
April 3, 2000 through May 30, 2000	0.01	660,000	6,600	-	6,600

Common stock issued for services,
May 18, 2000	0.01	2,500	25	-	25

Rent at no charge		-	150	-	150

Net loss for the period ended
June 30, 2000		-	-	(44,766)	(44,766)

Balance, June 30, 2000		9,962,500	54,775	(44,766)	10,009

Common stock warrants issued
for services, December 4, 2000		-	13,300	-	13,300

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2001		-	-	(20,250)	(20,250)

Balance, June 30, 2001		9,962,500	68,675	(65,016)	3,659

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2002		-	-	(3,439)	(3,439)

Balance, June 30, 2002		9,962,500	69,275	(68,455)	820

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2003		-	-	(3,358)	(3,358)

Balance, June 30, 2003		9,962,500	$ 69,875	$ (71,813)	$ (1,938)

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(March 17, 2000)	ended	ended
	to June 30,	June 30,	June 30,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (71,813)	$ (3,358)	$ (3,439)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	1,950	600	600
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-
Increase (decrease) in accounts payable	-	(242)	242

Net cash flows from operating activities	(13,038)	(3,000)	(2,597)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	2,650	2,650	-
Issuance of common stock	11,100	-	-

Net cash flows from financing activities	13,750	2,650	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	712	(350)	(2,597)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,062	3,659

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 712	$ 712	$ 1,062

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Consideration of Other Comprehensive Income Items

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144 for this fiscal year. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

No impairment was recorded in the fiscal year ending June 30, 2003.

2.        Stockholders' Equity

As of June 30, 2003, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 9,962,500 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of June 30, 2003, no preferred shares have been designated or issued.

Warrants to purchase 2,660,000 shares of common stock at .005 per share were issued on December 4, 2000. The warrants were issued for services valued at $13,300. Subsequent to the end of the year, all warrants were surrendered and canceled by the Company.

Subsequent to year end, amounts classified as loans from shareholders totaling $2,650 were settled with shares of common stock at $0.01 per share, with a total of 265,000 shares of common stock issued in July 2003.

3.        Related Party Transactions

As of the date hereof, officers and directors of the Company are the owners of 9,000,000 shares of its issued and outstanding common stock, constituting approximately 90% of the Company's issued and outstanding common stock. The shares were issued for cash and services from $0.005 per share.

Officers and directors are reimbursed for all out-of-pocket expenses.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as common stock for this use.

The Company had loans from shareholders totaling $2,650 at June 30, 2003. These loans were settled with shares of common stock subsequent to year end. See Note 2.

4.         Income Taxes

The Company has Federal net operating loss carryforwards of approximately $72,000 expiring between the years 2019 through 2022. The tax benefit of these net operating losses is approximately $14,000 and has been offset by a full allowance for realization. For the year ended June 30, 2003, the allowance increased by $663. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

ITEM 8A.        CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
John Ballard	45	President, Chief Financial Officer and a Director since April 2004
Diane Thelen	57	Secretary, Treasurer, and a Director since March 2000

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

Biographical Information

John Ballard, Chief Financial Officer

John Ballard has more than fifteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. Mr. Ballard, from 1997-1999 owned and operated food operations, Cookies N Kreme and Lincoln Street Cafe in the Denver Metropolitan Area. In 1993, Mr. Ballard retired and he traveled until 1997. From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Since 1999, Mr. Ballard has been a major shareholder, owning 10% or more, and a consultant in three other blank check companies, Tabatha II, Inc., Tabatha IV, Inc., and Tabatha V, Inc. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

Diane Thelen, Secretary/Treasurer and a director

Diane Thelen, the Company's Secretary/Treasurer and a director, has managed and developed luxury high-rise residential, retail, industrial and large office building complexes for over twenty-two years. She has written numerous articles on safety issues regarding large office complexes, as well as articles advocating the needs of real estate managers to state legislators. Ms. Thelen is an officer and director of three other corporations which were incorporated on March 17, 2000, and which were formed to seek acquisitions. She is the Secretary/Treasurer of Tabatha II, Inc. Tabatha IV, Inc., and Tabatha V, Inc. Ms. Thelen is a Certified Property Manager (CPM) (Institute of Real Estate Management) and a Real Property Administrator (RPA) (Building Owners and Managers Association.)

Compliance With Section 16(a) of the Exchange Act.

For the fiscal year ending June 30, 2003, all of the company's officers, directors and principal shareholders are delinquent in filing reports required under Section 16(a).

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Robert L. Smith P.O. Box 1554 Idaho Springs, CO 80452	3,000,000	30.11%
Kip Pedrie (1) 5873 S. Kenton Way Englewood, CO 80111-3950	3,000,000 (2)	23.77%
Diane Thelen (1) 1926 S. Oswego Way Aurora, CO 80014 3,000,000 30.11%	3,000,000	30.11%
John Ballard (1) 6754 W. Hinsdale Place Littleton, CO 80128	3,000,000	30.11%
All directors and executive officers (3 persons)	9,000,000	71.30%

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

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. Each of the Company's officers and directors also are officers, directors, or both ,of several other Colorado based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities. Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         The Exhibits listed below are filed as part of this Annual Report.

3.1        Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3.2        Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000 ).

31.1        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2003.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's annual financial statements were $1,800 for the fiscal year ended June 30, 2003, and $1,100 for the fiscal year ended June 30, 2002. The aggregate fees billed by Comiskey & Co. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $577 during the period ended June 30, 2003, and $683 during the period ended June 30, 2002.

Audit-Related Fees

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending June 30, 2003 or June 30, 2002.

Tax Fees

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended June 30, 2003 and $ 40 for the fiscal year ended June 30, 2002.

All Other Fees

Comiskey & Co. P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2003 and June 30, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA I, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: May 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: May 14, 2004

By: /S/ DIANE THELEN
Diane Thelen, Secretary and a Director

Date: May 14, 2004