Form 10QSB
period 2003-12-31
TABATHA I INC
filed 2004-05-17
CIK 1111818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to _.

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

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2003 follow.

TABATHA I, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2003

Tabatha I, Inc.

(A Development Stage Company)

BALANCE SHEET

December 31, 2003

(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 530

Total current assets	530

TOTAL ASSETS	$ 530

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 10,227,500 shares issued and
outstanding	72,825
Deficit accumulated during the development
stage	(72,295)

530

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 530

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the period
	from inception	For the three	For the three	For the six	For the six
	(March 17, 2000)	months ended	months ended	months ended	months ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2003	2002
REVENUES
Interest income	$ 190	$ -	$ 1	$ -	$ 1

EXPENSES
Selling, general and administrative expense	43,999	-	30	-	474
Accounting	4,649	-	1,425	-	1,425
Legal	7,392	-	-	-	468
Rent	2,250	150	150	300	300
Office supplies	895	30	-	182	-
Non-cash compensation	13,300	-	-	-	-

Total expenses	72,485	180	1,605	482	2,667

NET LOSS	(72,295)	(180)	(1,604)	(482)	(2,666)

Accumulated deficit

Balance, beginning of period	-	(72,115)	(69,517)	(71,813)	(68,455)

Balance, end of period	$ (72,295)	$ (72,295)	$ (71,121)	$ (72,295)	$ (71,121)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,994,859	10,227,500	9,962,500	10,205,897	9,962,500

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the period
	from inception	For the six	For the six
	(March 17, 2000)	months ended	months ended
	to December 31,	December 31,	December 31,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (72,295)	$ (482)	$ (2,666)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,250	300	300
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-
Decrease in accounts payable	-	-	(242)

Net cash flows from operating activities	(13,220)	(182)	(2,608)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	13,750	2,650	-
Loans from shareholders	13,750	(2,650)	2,650

Net cash flows from financing activities	13,750	-	2,650

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	530	(182)	42

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	712	1,062

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 530	$ 530	$ 1,104

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

Liquidity and Capital Resources

As of December 31, 2003, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $13,750 from its inside capitalization funds. Consequently, for the period ended September 30, 2003, the Company's balance sheet reflects current and total assets of $530 in the form of cash and cash equivalents, and current liabilities of $0.

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

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         No reports on Form 8-K were filed by the Company for the quarter ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA I, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: May 14, 2004

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: May 14, 2004