Form 10QSB
period 2004-03-31
TABATHA I INC
filed 2004-05-17
CIK 1111818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,297,500 as of May 14, 2004.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

          (a) The unaudited financial statements of registrant as of and for the period ending March 31, 2004 follow.

TABATHA I, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2004

Tabatha I, Inc.

(A Development Stage Company)

BALANCE SHEET

March 31, 2004

(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 485

Total current assets	485

TOTAL ASSETS	$ 485

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 7,297,500 shares issued and
outstanding	72,975
Deficit accumulated during the development
stage	(72,490)

485

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 485

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the period
	from inception	For the three	For the three	For the nine	For the nine
	(March 17, 2000)	months ended	months ended	months ended	months ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2004	2004	2003	2004	2003
REVENUES
Interest income	$ 190	$ -	$ 1	$ -	$ 2

EXPENSES
Selling, general and administrative expense	43,999	-	-	-	474
Accounting	4,649	-	328	-	1,753
Legal	7,392	-	-	-	468
Rent	2,400	150	150	450	450
Office supplies	940	45	35	227	35
Non-cash compensation	13,300	-	-	-	-

Total expenses	72,680	195	513	677	3,180

NET LOSS	(72,490)	(195)	(512)	(677)	(3,178)

Accumulated deficit

Balance, beginning of period	-	(72,295)	(71,121)	(71,813)	(68,455)

Balance, end of period	$ (72,490)	$ (72,490)	$ (71,633)	$ (72,490)	$ (71,633)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,949,619	9,261,566	9,962,500	9,893,409	9,962,500

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the period
	from inception	For the nine	For the nine
	(March 17, 2000)	months ended	months ended
	to March 31,	March 31,	March 31,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (72,490)	$ (677)	$ (3,178)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,400	450	450
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-
Decrease in accounts payable	-	-	(242)

Net cash flows from operating activities	(13,265)	(227)	(2,970)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	13,750	2,650	-
Capital contributions	-	(2,650)	2,650

Net cash flows from financing activities	13,750	-	2,650

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	485	(227)	(320)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	712	1,062

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 485	$ 485	$ 742

The accompanying notes are an integral part of the financial statements.

Tabatha I, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

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

2. Stockholders' equity

On March 1, 2004, 2,930,000 shares of common stock were surrendered by the President of the Company concurrent with his resignation as President and Director. The Company immediately canceled these shares.

Subsequent to the end of the quarter, warrants to purchase 2,660,000 shares of common stock at $0.005 per share were surrendered and canceled by the Company.

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

Liquidity and Capital Resources

As of March 31, 2004, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $13,750 from its inside capitalization funds. Consequently, for the period ended March 31, 2004, the Company's balance sheet reflects current and total assets of $485 in the form of cash and cash equivalents, and current liabilities of $0.

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

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA I, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: May 14, 2004

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: May 14, 2004