Form 10QSB
period 2004-12-31
TABATHA I INC
filed 2005-02-18
CIK 1111818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,302,500 as of February 11, 2005.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2004 follow.

TABATHA I, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

TABATHA I, Inc.

(A Development Stage Company)

BALANCE SHEET

December 31, 2004

 (Unaudited)

December 31,
ASSETS	2004

CURRENT ASSETS
Cash and cash equivalents	$ 906
Prepaid consulting	2,000

Total current assets	2,906

TOTAL ASSETS	$ 2,906

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 8,302,500 shares issued and
outstanding	94,337
Deficit accumulated during the development
stage	(91,431)

2,906

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,906

The accompanying notes are an integral part of the financial statements.

TABATHA I, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

December 31, 2004

(Unaudited)

	For the period
	from inception	For the three	For the three	For the six	For the six
	(March 17, 2000)	months ended	months ended	months ended	months ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2004	2003	2004	2003
REVENUES
Interest income	$ 191	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative expense	44,019	-	-	-	-
Accounting	11,671	473	-	4,610	-
Legal	8,257	-	-	-	-
Consulting	10,000	3,000		6,000
Rent	2,850	150	150	300	300
Office supplies	1,525	280	30	585	182
Non-cash compensation	13,300	-	-	-	-

Total expenses	91,622	3,903	180	11,495	482

NET LOSS	(91,431)	(3,903)	(180)	(11,495)	(482)

Accumulated deficit

Balance, beginning of period	-	(87,528)	(72,115)	(79,936)	(71,813)

Balance, end of period	$ (91,431)	$ (91,431)	$ (72,295)	$ (91,431)	$ (72,295)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,994,859	8,267,174	9,962,500	8,163,097	9,962,500

The accompanying notes are an integral part of the financial statements.

TABATHA I, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the period
	from inception	For the six	For the six
	(March 17, 2000)	months ended	months ended
	to December 31,	December 31,	December 31,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (91,431)	$ (11,495)	$ (482)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,850	300	300
Stock issued for prepaid services	(2,000)	6,000
Stock issued for services	55,525	-	-
Warrants issued for services	13,300	-	-
Decrease in accounts payable	-	(2,412)	-

Net cash flows from operating activities	(21,756)	(7,607)	(182)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	22,662	7,412	2,650
Loans from shareholders	-	-	(2,650)

Net cash flows from financing activities	22,662	7,412	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	906	(195)	(182)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,101	712

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 906	$ 906	$ 530

The accompanying notes are an integral part of the financial statements.

TABATHA I, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

1.

Management=s representation of interim financial information

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

Liquidity and Capital Resources

As of December 31, 2004, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $22,662 from its inside capitalization funds. Consequently, for the period ended December 31, 2004, the Company's balance sheet reflects current and total assets of $2,906 in the form of cash and cash equivalents, prepaid expenses, and current liabilities of $ 0.

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

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From July 2003 to June 2004, the Company sold 340,000 shares of its common stock. The shares were sold to two company principals who reported the transactions on Form 4, and two non-affiliates.  265,000 shares were sold for $.01 and 75,000 for $.02.  The proceeds of $4,150 were used for working capital. In December 2004, the Company sold50,000 shares of its common stock for $.01.  The proceeds of $500 were used for working capital.  There were no other sales of common stock in the last three years.  The Company also issued 600,000 shares of stock at $.02 for services.

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

SUBSEQUENT EVENT - CHANGES IN CONTROL OF REGISTRANT

On February 11, 2005, there was a change in control of the registrant as a result of closing under a Stock Purchase Agreement dated February 11, 2005.  Interactive Therapeutics, Inc. acquired a total of 7,632,500 shares, or approximately 92%, of the Company’s issued and outstanding common stock.   The aggregate purchase price for the shares was $60,000.

The sellers were John Ballard, James Ballard, Gloria Constantin, Don Gillmore, Teresa McClaran, Kip Pedrie, Nancy Richardson, Jane Siefert, Shui Fong Shum, Linda Smith, Diane Thelen, Robert Thelen, Jimmy Wang, and Karl Ziegler.  In addition, 73 million shares of the Company’s common stock were issued.  Silverstar Holding, Inc. was issued 66,430,000 shares and Carl Chase was issued 6,570,000 shares.

There was no immediate change in the officers and directors of the Company as a result of, or in conjunction with, the change in control.

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

TABATHA I, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: February 18, 2005

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: February 18, 2005