Form 10QSB/A
period 2004-12-31
TABATHA I INC
filed 2005-02-18
CIK 1111818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From July 2003 to June 2004, the Company sold 340,000 shares of its common stock. The shares were sold to two company principals who reported the transactions on Form 4, and two non-affiliates.  265,000 shares were sold for $.01 and 75,000 for $.02.  The proceeds of $4,150 were used for working capital. In December 2004, the Company sold 50,000 shares of its common stock for $.02.  The proceeds of $1,000 were used for working capital. There were no other sales of common stock in the last three years.  The Company also issued 600,000 shares of stock at $.02 for services.

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