Form 10QSB/A
period 2004-12-31
TABATHA I INC
filed 2005-05-31
CIK 1111818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A (SECOND AMENDMENT)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

TABATHA I, INC.

(Name of small business in its charter)

Colorado	0-31743	84-1536517
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1117 Herkimer Street, Houston, Texas	77008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 802-2944

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,302,500 as of May 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2004 follow.

TABATHA I, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

TABATHA I, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2004
(Unaudited)

December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$906
Prepaid consulting	2,000
Total current assets	2,906
Total assets	$2,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$--
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	--
Common stock, no par value, 100,000,000 shares authorized, 8,302,500 shares issued and outstanding	94,337
Deficit accumulated during development stage	(91,431)
Total stockholders’ equity	2,906
Total liabilities and stockholders’ equity	$2,906

The accompanying notes are an integral part of the financial statements.

TABATHA I, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
December 31, 2004
(Unaudited)

	For the Period Inception (March 17, 2000) to December 31, 2004	For the Three Months Ended December 31, 2004		For the Three Months Ended December 31, 2003		For the Six Months Ended December 31, 2004		For the Six Months Ended December 31, 2003

Revenue:
Interest income	$191		$--		$--		$--		$--

Expenses:
Selling general and administrative:	44,019		--		--		--		--
Accounting	11,671		473		--		4,610		--
Legal	8,257		--		--		--		--
Consulting	10,000		3,000		--		6,000		--
Rent	2,850		150		150		300		300
Office supplies	1,525		280		30		585		182
Non-cash compensation	13,300		--		--		--		--
Total expenses	91,622		3,903		180		11,495		482
Net loss	(91,431)		(3,903)		(180)		(11,495)		(482)
Accumulated deficit:
Balance, beginning of period	--		(87,528)		(72,115)		(79,936)		(71,813)
Balance, end of period	$(91,431)		$(91,431)		$(72,295)		$(91,431)		$(72,295)

Net loss per share:
Basic and diluted	$(0.01)	$	(NIL )	$	(NIL )	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding:
Basic and diluted	9,994,859		8,267,174		9,962,500		8,163,097		9,962,500

The accompanying notes are an integral part of the financial statements.

TABATHA I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period Inception (March 17, 2000) to December 31, 2004	For the Six Months Ended December 31, 2004	For the Six Months Ended December 31, 2003

Cash flows from operating activities:
Net loss	$(91,431)	$(11,495)	$(482)
Adjustments to reconcile net loss to net cash used in operating activities:
Rent expense	2,850	300	300
Stock issued for prepaid services	(2,000)	6,000	--
Stock issued for services	55,525	--	--
Warrants issued for services	13,300	--	--
Decrease in accounts payable	--	(2,412)	--
Net cash used in operating activities	(21,756)	(7,607)	(182)
Cash flows from investing activities	--	--	--
Cash flows from financing activities:
Issuance of common stock	22,662	7,412	2,650
Loans from shareholders	--	--	(2,650)
Net cash provided by financing activities	22,662	7,412	--
Net increase (decrease) in cash	906	(195)	(182)
Cash and cash equivalents, beginning of period	--	1,101	712
Cash and cash equivalents, end of period	$906	$906	$530

The accompanying notes are an integral part of the financial statements.

TABATHA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

1. Management’s representation of interim financial information

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

2. Subsequent event

On February 25, 2005, Tabatha I, Inc. (the “Company” or “Tabatha”) closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”). As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company. References herein to the Company include Zigen.

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock. Of this amount, the Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase. Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and director. Simultaneous with the closing of the transaction, Mr. Ballard resigned his positions as president, chief financial officer and director and Ms. Thelan resigned her positions as secretary, treasurer and director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements, “ which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning the Company’s plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From July 2003 to June 2004, the Company sold 340,000 shares of its common stock. The shares were sold to two company principals who reported the transactions on Form 4, and two non-affiliates. 265,000 shares were sold for $0.01 and 75,000 for $0.02. The proceeds of $4,150 were used for working capital. In December 2004, the Company sold 50,000 shares of its common stock for $0.02. The proceeds of $1,000 were used for working capital. There were no other sales of common stock in the last three years. The Company also issued 600,000 shares of stock at $.02 for services.

The sales were made for cash in reliance upon the exemption from registration offered by Regulation D and Section 4(2) of the Securities Act of 1933.  Based upon the Subscription Agreement executed by each of the purchasers, and based upon the pre-existing relationship between the cash subscribers and the Company’s officers and directors, the Company had reasonable grounds to believe immediately prior to making an offer to the private investors, and did in fact believe, when such subscriptions were accepted, that such purchasers (1) were purchasing for investment and not with a view to distribution and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks. The purchasers had access to pertinent information enabling them to ask informed questions. The shares were issued without the benefit of registration. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

SUBSEQUENT EVENT - CHANGES IN CONTROL OF REGISTRANT

On February 25, 2005, Tabatha I, Inc. (the “Company” or “Tabatha”) closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”). As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company. References herein to the Company include Zigen.

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock. Of this amount, the Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase. Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and director. Simultaneous with the closing of the transaction, Mr. Ballard resigned his positions as president, chief financial officer and director and Ms. Thelan resigned her positions as secretary, treasurer and director.

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

TABATHA I, INC.

Date: May 31, 2005                    By: /s/ J. Leonard Ivins__________________
Chief Executive Officer