Form 10KSB
period 2005-03-31
TABATHA I INC
filed 2005-06-29
CIK 1111818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31743

TABATHA I, INC.
(Exact name of small business issuer as specified in its charter)

Colorado       84-1536517
(State or other jurisdiction of incorporation or organization)                (IRS Employer Identification No.)

1117 Herkimer Street, Houston, Texas   77008
(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number, including area code:  (713) 802-2944

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: No Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended March 31, 2005, were none.

The Company’s common stock is not listed on any exchange and does not trade.

The Registrant’s common stock outstanding as of June 28, 2005, was 81,302,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s proxy or information statement for its annual meeting of shareholders, which will be filed by the Registrant on or before July 31, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABATHA I, INC.

INDEX TO FORM 10-KSB
March 31, 2005

26

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Tabatha I, Inc.’s (the “Company” or “Tabatha”) or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

Further, this report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company’ actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which the Company is subject.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

Tabatha I, Inc. (the “Company” or “Tabatha”) is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years. It remains in the development stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.

On February 25, 2005, Tabatha closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”). As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company. Zigen was incorporated in the State of Texas on February 15, 2005. References herein to the Company include Zigen.

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock. Of this amount, the Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase. Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and a director. Simultaneous with the closing of the transaction, Mr. Ballard resigned his positions as president, chief financial officer and director and Ms. Thelan resigned her positions as secretary, treasurer and director.

Subsequent to the acquisition of Zigen, the Company will focus its efforts for growth in the area of biotechnology.

Business Strategy

Tabatha is a development stage biopharmaceutical company with a primary focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. As a development stage company, substantially all efforts of the Company will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

Overview of Cancer and Treatment Methods

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. It is a devastating disease with tremendous unmet medical needs. The American Cancer Society estimated that 1.4 million new cases of cancer will be diagnosed in 2004 in the United States and 563,700 Americans are expected to die from cancer in 2004.

Cancer is a group of diseases characterized by uncontrolled cell division resulting in the development of a mass of cells, commonly known as a tumor, as well as the invasion and spreading of these cells. Cancerous tumors can arise in any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, such as genetic predisposition, chemical agents, viruses and irradiation. These factors result in genetic changes affecting the ability of cells to regulate their growth and differentiation normally. When a normal cell becomes cancerous, it can spread to various sites in the body.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of methods. Surgery and radiation therapy are particularly effective in patients where the disease is localized and has not spread to other tissues or organs. The most common method of treating patients with cancer that has spread beyond the primary site is to administer anticancer drugs by mouth or intravenously. In general, drugs used to treat cancer are classified as chemotherapy. Chemotherapy seeks to damage and kill cancer cells or to interfere with the molecular and cellular processes that control the development, growth and survival of malignant tumor cells. In many cases, chemotherapy consists of the administration of several different drugs in combination. Chemotherapy can cause patient weakness, loss of appetite, nausea and vomiting, and damage to various organs that can result in loss of normal body functions. Current treatment for most kinds of cancer is inadequate. Therefore, a significant need exists for new therapies which are more effective and/or have reduced side effects.

Competition

Competition in the biopharmaceutical industry is intense and based on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to finance and commercialize technological developments, and the ability to obtain governmental approval for testing, manufacturing and marketing. These companies include, but are not limited to: Bristol-Myers Squibb Company, Pfizer Inc., Chiron Corporation, Amgen Inc., Genentech Inc., ImClone Systems Inc., OSI Pharmaceuticals, Inc., Eli Lilly and Co., Lorus Therapeutics Inc., Schering-Plough Corporation and AstraZeneca PLC. The Company’s competitors may have substantially greater financial, technical and human resources than it has and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials, and in obtaining regulatory approvals. The Company’s competitors may succeed in obtaining approval for products more rapidly than it and in developing and commercializing products that are safer and more effective than those that the Company proposes to develop. The existence of these products, other products or treatments of which the Company is not aware or products or treatments that may be developed in the future may adversely affect the marketability of the Company’s products by rendering them less competitive or obsolete. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with the Company in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants.

The timing of market introduction of the Company’s potential products or of the products of others will be an important competitive factor. Accordingly, the relative speed with which it can develop products, complete preclinical testing, clinical trials and regulatory approval processes, and supply commercial quantities to market will influence its ability to bring a product to market. In addition, the Company may apply for Orphan Drug designation by the FDA for its proposed products. To the extent that a competitor of the Company’s develops and receives Orphan Drug designation and marketing approval for a drug to treat the same indication prior to the Company, it may be precluded from marketing its product for a period of seven years.

Patents, Licenses and Trade Secrets

The Company’s policy is to protect its technology by, among other means, filing patent applications for technology that it considers important to the development of its business. The Company intends to file additional patent applications, when appropriate, relating to new developments or improvements in its technology and other specific products that it develops. The Company also relies on trade secrets, know-how and continuing technological innovations, as well as patents it has licensed or may license from other parties to develop and maintain its competitive position.

Government Regulation

Overview

Regulation by state and federal governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company’s products and in its ongoing research and product development activities. All of the Company’s products will require regulatory clearances or approvals prior to commercialization. In particular, drugs, biological agents and medical devices are subject to rigorous preclinical testing and other approval requirements by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and its regulations, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and record keeping related to marketing of such products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. The Company cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn.

Drugs and Biological Agents

Preclinical development of therapeutic drugs and biological agents is generally conducted in the laboratory to evaluate the safety and the potential efficacy of a compound by relevant in vitro and in vivo testing. When a product is tested prospectively to determine its safety for purposes of obtaining FDA approvals or clearances, such testing must be performed in accordance with good laboratory practices for non-clinical studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application, or IND. The IND must become effective, the study must be approved by an institutional review board, and informed consent must be obtained from the clinical subjects before human clinical trials can begin.

Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval time also depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Typically, clinical evaluation involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the tolerated drug dose, early safety profile, proper scheduling and the pattern of drug distribution, absorption and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine efficacy, dose-response relationships and expanded evidence of safety. In Phase III, large-scale, multi-center, controlled clinical trials are conducted in order to:

•	provide enough data for statistical proof of safety and efficacy;
•	compare the experimental therapy to existing therapies;
•	uncover any unexpected safety problems, such as side-effects; and
•	generate product labeling.

In the case of drugs for cancer and other life-threatening diseases, the initial human testing is generally conducted in patients rather than in healthy volunteers.

Tests of the Company’s product candidates and human clinical trials may be delayed or terminated due to factors such as unfavorable results or insufficient patient enrollment. Furthermore, the FDA may suspend clinical trials at any time on various grounds. Delays in tests and trials may have a material adverse effect on the Company’s business.

The results of the preclinical and clinical testing are submitted to the FDA either as part of a new drug application, or NDA, for drugs, or a product license application, or BLA, for biologics, for approval to commence commercial distribution. For a biologic drug, the manufacturer generally must also obtain approval of an establishment license application. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. It may take several years to obtain approval after submission of an NDA or BLA, although approval is not assured. The FDA also normally conducts a pre-approval inspection and other occasional inspections of an applicant's facilities to ensure compliance with current good manufacturing practices. Further, stringent FDA regulatory requirements continue after a product is approved for marketing, and changes to products or labeling can require additional approvals. If any of the Company’s products are approved for marketing, it will be subject to stringent post-marketing requirements.

The Company also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before marketing the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The Company intends, to the extent possible, to rely on foreign licensees to obtain regulatory approval to market its products in foreign countries.

Orphan Drug Designation

Under the Orphan Drug Act, a sponsor may obtain designation by the FDA of a drug or biologic as an “orphan drug” for a particular indication. Orphan Drug designation is granted to drugs for rare diseases or conditions, including many cancers, with a prevalence of less than 200,000 cases in the United States. The sponsor of a drug that has obtained Orphan Drug designation and which is the first to obtain approval of a marketing application for such drug is entitled to marketing exclusivity for a period of seven years for the designated indication. This means that no other company can market the same Orphan Drug for the same indication approved by the FDA for seven years after approval unless such company proves its drug is clinically superior or the approved Orphan Drug marketer cannot supply demand for the drug. Legislation is periodically considered that could significantly affect the Orphan Drug law. The Company intends to seek this designation for its products where appropriate. There can be no assurance that future changes to the Orphan Drug Act would not diminish the value of any Orphan Drug designation obtained by the Company
.
Drugs for Life-Threatening Illnesses

FDA regulatory procedures established in 1988 are intended to speed further the availability of new drugs intended to treat life-threatening and severely debilitating illnesses. These procedures provide for early and continuous consultation with the FDA regarding preclinical and clinical studies necessary to gain marketing approval. This regulatory framework also provides that if Phase I results are promising, Phase II clinical trials may be designed that obviate the need for lengthy, expensive Phase III testing. Notwithstanding the foregoing, approval may be denied by the FDA or traditional Phase III studies may be required. The FDA may also seek the Company’s agreement to perform post-approval Phase IV studies, which confirm product safety and efficacy.

Environmental Matters

The Company is subject to federal, state and local environmental laws and regulations, including those promulgated by the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA) and the Nuclear Regulatory Commission (NRC), that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws also impose strict liability for the costs of cleaning up, and for damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials for the investigation and remediation of environmental contamination at properties operated by the Company and at off-site locations where it has arranged for the disposal of hazardous substances. The Company will make expenditures for its facilities to comply with current and future environmental laws. To date, the Company has not incurred any costs and is not aware of any significant liabilities associated with its compliance with federal, state and local environmental laws and regulations. However, environmental laws have changed in recent years and the Company may become subject to stricter environmental standards in the future and may face large capital expenditures to comply with environmental laws. The Company has limited capital and is uncertain whether it will be able to pay for significantly large capital expenditures. Also, future developments, administrative actions or liabilities relating to environmental matters may have a material adverse effect on the Company’s financial condition or results of operations.

All of its operations will be performed under strict environmental and health safety controls consistent with OSHA, EPA and NRC regulations. The Company cannot be certain that it will be able to control all health and safety problems. If it cannot control those problems, it may be held liable and may be required to pay the costs of remediation. These liabilities and costs could be material.

Manufacturing and Marketing

The Company does not have experience in manufacturing or marketing products and has not yet commercially introduced any products. It does not currently have the resources to manufacture or market on a commercial scale any products that it develops. The Company currently would use third parties to manufacture limited quantities of its products for use in clinical activities. If the Company’s products are approved for sale by regulatory authorities, it will need to develop manufacturing and marketing capability or make arrangements with third parties to manufacture, distribute and sell its products. In the event the Company decides to establish a manufacturing and distribution facility or a marketing and sales force, it will require substantial additional funds and will be required to hire and retain additional personnel.

Employees

The Company currently has no employees. In order to implement its business plan, the Company will be required to employ qualified technical and administrative employees or retain the services of qualified consultants with the technical expertise to evaluate the biopharmaceutical products which the Company is seeking.

Insurance

The Company does not have any insurance coverage to cover losses or risks incurred in the ordinary course of business. The Company intends to obtain insurance customary to its industry.

Risk Factors

The Company’s business, financial condition and results of operations could be materially adversely affected if any of these risks materialized, which could result in the trading price of its common stock to decline.

The Company has a history of operating losses and does not expect to be profitable in the near future.

The Company has not generated any profits since its inception, has no source of revenues, and has incurred operating losses. Furthermore, due to the nature of the biopharmaceutical industry, the Company does not expect to generate significant revenue until future years. As the Company begins to develop its business strategy, it expects its expenses to increase in the next few years.

Failure to raise additional capital will prevent the Company from implementing its business strategy.

The Company needs to obtain significant additional capital resources through equity and/or debt financings. As of March 31, 2005, the Company had no assets in cash and cash equivalents. The Company plans to use its best efforts to obtain debt and/or equity financing in order to support its future operations and business strategies. There is no assurance that the Company will be successful in raising the funds necessary to meet its short-term (and long-term) working capital needs.

The Company believes that it will need to raise substantial capital to fund its business strategy for subsequent years. At this time, it is unable to estimate the amount of additional capital that will be required to fund its business strategy. This money will be used to hire medical technicians, provide research and development costs, provide for facilities and marketing and sales efforts. Failure to obtain such funding could adversely affect the business strategy of the Company.

The Company’s management is currently unproven.

The Company has a limited history of operations under the management and control of the new officers and directors of the Company. The Company believes that the combined skill, education and experience of the new management team will be successful in its endeavors, however, there is no guarantee that the new management team will be successful.

The Company believes its competition includes major pharmaceutical companies that have significant advantages over it.

The market for manufacturing pharmaceutical products is very competitive. The Company expects that its most significant competitors are major pharmaceutical companies and more established pharmaceutical companies. These companies have access to capital markets not available to the Company.

There is no market for the Company’s stock and when it begins trading its price may be highly volatile.

There has been no market for the Company’s common stock and when it begins trading its price may fluctuate and may continue to fluctuate. These fluctuations may or may not be based upon any business or operating results. Its common stock may experience similar or even more dramatic price and volume fluctuations in the future.

The Company’s “blank check” preferred stock could be issued to prevent a business combination not desired by management or its current majority shareholders.

The Company’s articles of incorporation authorize the issuance of “blank check” preferred stock with designations, rights and preferences as may be determined by its board of directors without shareholder approval. Its preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in its control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s current headquarters are located at 1117 Herkimer Street, Houston, Texas 77008. The Company has no cost associated with its current facilities. Should the Company be required to obtain suitable facilities in the future, it believes it can obtain the required facilities at competitive rates.

ITEM 3. LEGAL PROCEEDINGS - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has not traded. The Company intends to apply for a listing with the NASD to trade on the Pink Sheets. There can be no guarantee that the Company will obtain a listing on the Pink Sheets.

As of June 28, 2005, the Company had approximately 32 stockholders of record. To date, the Company has never declared or paid any cash dividends nor does it expect to pay any dividends in the near future. Its current policy is to retain earnings, if any, to provide funds for operating and expansion of its business. This policy will be reviewed by its board of directors from time to time in light of its earnings and financial position.

Equity Compensation Plan Information

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000. No options may be issued pursuant to the 2005 Plan until the 2005 Plan has been approved by shareholders of the Company. As of March 31, 2005, there were no stock options outstanding pursuant to the 2005 Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarterly period ended March 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2005, and its results of operations for the period inception (February 15, 2005) through March 31, 2000, should be read in conjunction with the audited financial statements and notes included in elsewhere in this Form 10-KSB.

Recent Developments

Tabatha I, Inc. (the “Company” or “Tabatha”) is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years. It remains in the development stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.

On February 25, 2005, Tabatha closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”). As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company. Zigen was incorporated in the State of Texas on February 15, 2005. References herein to the Company include Zigen.

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

Subsequent to the acquisition of Zigen, the Company will focus its efforts for growth in the area of biotechnology.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements).

Results of Operations and Financial Condition

Prior to the acquisition of Zigen, Tabatha was a development stage company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

Liquidity and Capital Resources

The Company has significant liquidity problems and has no meaningful capital resources or stockholder's equity. It may not be able to satisfy its estimated cash requirements for the next twelve months. In the event additional cash is required, the Company may have to borrow funds from stockholders or other sources, or seek funds from a private placement among new investors, none of which can be assured. The Company has faced this situation since inception and has managed to carry on and there is no reason to believe that it can not do so in the future. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which it may eventually acquire. The Company has had no material business operations since 2000 and has never had any revenue. During these periods it has engaged in no significant operations other than organizational activities, acquisition of capital, and meeting its reporting obligations under the Securities Exchange Act of 1934. No revenues were received during this period. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company is evaluating whether the adoption of FASB No. 123R will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations and cash flows.

ITEM 7. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
TABATHA I, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Tabatha I, Inc., Inc.
Houston, Texas

We have audited the accompanying balance sheet of Tabatha I, Inc., (a development stage company) as of March 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the period from inception (February 15, 2005) through March 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tabatha I, Inc. as of March 31, 2005, and the results of its operations and cash flows for the period since inception (February 15, 2005) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
June 17, 2005

TABATHA I, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2005

ASSETS

Total assets	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$1,792

Stockholders’ deficit:
Preferred stock, no par value, 10,000 shares authorized, no shares issued and outstanding	--
Common stock, no par value, 100,000,000 shares authorized, 81,302,500 shares issued and outstanding	1,000
Stock subscription receivable	(1,000)
Accumulated deficit	(1,792)
Total stockholders’ deficit	(1,792)
Total liabilities and stockholders’ deficit	$--

See accompanying notes to audited consolidated financial statements.

TABATHA I, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
PERIOD FROM FEBRUARY 15, 2005 (INCEPTION) THROUGH MARCH 31, 2005

General and administrative	$(1,792)

Net loss	$(1,792)

Net loss per share:
Basic and diluted	$--

Weighted average shares outstanding:
Basic and diluted	61,860,837

See accompanying notes to audited consolidated financial statements.

TABATHA I, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM FEBRUARY 15, 2005 (INCEPTION) THROUGH MARCH 31, 2005

	Common Stock		Stock Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance, February 15, 2005	73,000,000	$1,000	$(1,000)	$--	$--
Recapitalization	8,302,500	--	--	--	--
Net loss	--	--	--	(1,792)	(1,792)
Balance, March 31, 2005	81,302,500	$1,000	$(1,000)	$(1,792)	$(1,792)

See accompanying notes to audited consolidated financial statements.

TABATHA I, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
PERIOD FROM FEBRUARY 15, 2005 (INCEPTION) THROUGH MARCH 31, 2005

Inception (February 15, 2005) Through March 31, 2005

Cash flows from operating activities:
Net loss	$(1,792)
Increase in accounts payable	1,792
Cash flows from operating activities	--
Cash flows from investing activities	--
Cash flows from financing activities	--
Net change in cash	--
Cash, beginning of period	--
Cash, end of period	$--

Supplemental cash flow information:
Stock subscription receivable	$1,000

See accompanying notes to audited consolidated financial statements.

TABATHA I, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

Note 1. Organization and Nature of Business

Tabatha I, Inc., a company in the developmental stage (the “Company” or “Tabatha”), was originally incorporated on March 17, 2000, in the State of Colorado. The Company is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years. The Company was a "blank check" or "shell" company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.

On February 25, 2005, the Company closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”). As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company. Zigen was incorporated in the State of Texas on February 15, 2005. References herein to the Company include Zigen.

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock. Of this amount, the Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase. Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and a director. Simultaneous with the closing of the transaction, Mr. Ballard resigned his positions as president, chief financial officer and director and Ms. Thelan resigned her positions as secretary, treasurer and director.

Subsequent to the acquisition of Zigen, the Company will focus its efforts for growth in the area of biotechnology.

Note 2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Earnings (Loss) Per Share

The Company computes net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic net income (loss) per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible debt using the treasury stock method and dilutive conversion of the Company’s convertible preferred stock.

Revenue Recognition

Revenue will be recognized when title to the products transfer to the purchaser.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable. The carrying amounts reflected in the balance sheet for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

Stock Options

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000. No options may be issued pursuant to the 2005 Plan until the 2005 Plan has been approved by shareholders of the Company. As of March 31, 2005, there were no stock options outstanding pursuant to the 2005 Plan.

During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement. The Company accounts for non-employee stock option expense in accordance with SFAS 123 and EITF 96-18.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for the period inception (February 15, 2005) through March 31, 2005.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company is evaluating whether the adoption of FASB No. 123R will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations and cash flows.

Note 3. Common Stock

Zigen issued 1,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash. On February 25, 2005, the founding stockholders exchanged 100% of their common stock for approximately 89.8% of Tabatha I, Inc. as discussed in Note 1.

Note 4. Income Taxes

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax assets attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

March 31,
2005
Refundable Federal income tax attributable to:
Current operations	$600
Less, change in valuation allowance	(600)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

March 31,
2005
Deferred tax asset attributable to:
Net operating loss carryover	$600
Less, Change in valuation allowance	(600)
Net deferred tax asset	$-

At March 31, 2005, the Company had an unused net operating loss carryover approximating $600.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Child, Sullivan & Company (“Child Sullivan”) was dismissed on June 9, 2005 as Tabatha I, Inc.’s (“Tabatha” or the “Company”) independent auditors. Child Sullivan has not prepared an audit report on Tabatha.

During the most recent fiscal year ended June 30, 2004, and in the subsequent interim periods through the date of dismissal, there were no disagreements with Child Sullivan on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Child Sullivan would have caused Child Sullivan to make reference to the matter in their report. Tabatha has requested Child Sullivan to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated June 10, 2005 is filed as Exhibit 16.1 to the Company’s Form 8-K filed on June 13, 2005 with the Commission. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on June 10, 2005 as Tabatha’s principal accountant to audit the financial statements of Tabatha for the year ended March 31, 2005. The decision to change accountants was approved by the Board of Directors.

On or about September 30, 2004, the Company advised Comiskey & Co. that it had been dismissed and would not be appointed as the Company’s auditors for the fiscal year ending June 30, 2005.

The reports of Comiskey & Co., for the fiscal years ended June 30, 2000, 2001, 2002, 2003 and 2004, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended June 30, 2000, 2001, 2002, 2003 and 2004, and from July 1, 2004 to the date of dismissal, there were no disagreements with Comiskey & Co. on any matter of accounting principles or practices, financial disclosures or auditing scope or procedure. There were no reportable events, as described in Item 304 (a) (1) (v) of Regulation S-K, during the Company’s fiscal years ended June 30, 2000, 2001, 2002, 2003, and 2004, and from July 1, 2004 to the date of dismissal.

On September 30, 2004, the Board of Directors appointed Child, Sullivan & Company as independent auditors of the Company beginning with the period ending September 30, 2004. Prior to the engagement of Child Sullivan, neither the Company nor anyone on the Company’s behalf consulted with such firm regarding the application of accounting principles to a specified transaction whether completed or uncompleted, the type of audit opinion that might be rendered on the Company’s financial statements or as to any matter that was either a subject of a disagreement with the previous independent auditor or was a reportable event.

Tabatha has requested Lopez, Blevins, Bork & Associates, L.L.P. to review the disclosure in this report on Form 8-K and provided Lopez, Blevins, Bork & Associates, L.L.P. the opportunity to furnish Tabatha with a letter addressed to the Commission containing any new information, clarification of Tabatha’s expression of its views, or the respects in which Lopez, Blevins, Bork & Associates, L.L.P. does not agree with the statements made by Tabatha in this report. Lopez, Blevins, Bork & Associates, L.L.P. has advised Tabatha that no such letter need be issued.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The nature of the business and the size of the Company have prevented the Company from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. This condition is considered a reportable condition and has been discussed with the Board of Directors. The Company will continue to monitor and assess the costs and benefits of additional staffing in the accounting area.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEMS 9, 10, 11 AND 12

These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items will be included in the Company’s definitive proxy or information statement to be filed no later than July 31, 2005, and are incorporated by reference in this annual report.

The Company has adopted a Code of Ethics, included in this report as Exhibit 14.1, that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
3.2	Bylaws of Tabatha I, Inc. (incorporated by reference to Exhibit 3.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.2
Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)

14.1	Code of Ethics (filed herewith)
10.1
Exchange Agreement between Tabatha I, Inc. and Zigen, Inc. dated February 25, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission of May 31, 2005)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item has been omitted in accordance with the general instructions to Form 10-KSB. The information required will be included in the Company’s definitive proxy or information statement to be filed no later than July 31, 2005, and is incorporated by reference in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
TABATHA I, INC.

By: /s/ J. Leonard Ivins___________
J. Leonard Ivins, Chief Executive Officer

Date: June 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title   Date

/s/ Kevan Casey           Chairman of the Board  June 29, 2005
Kevan Casey

/s/ J. Leonard Ivins      Chief Executive Officer,  June 29, 2005
J. Leonard Ivins            Principal Accounting Officer
             and Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
3.2	Bylaws of Tabatha I, Inc. (incorporated by reference to Exhibit 3.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.2
Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)

14.1	Code of Ethics (filed herewith)
10.1
Exchange Agreement between Tabatha I, Inc. and Zigen, Inc. dated February 25, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission of May 31, 2005)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)