Form 10QSB
period 2005-06-30
TABATHA I INC
filed 2005-08-15
CIK 1111818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

INTERACTIVE THERAPEUTICS, INC.
(FORMERLY TABATHA I, INC.)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,302,500 as of August 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

INTERACTIVE THERAPEUTICS, INC.
(FORMERLY TABATHA I, INC.)
INDEX TO FORM 10-QSB
June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A Company in the Developmental Stage)
(Formerly Tabatha I, Inc.)

	June 30,	March 31,
	2005	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,000	$--
Total assets	$1,000	$--

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$8,119	$1,792
Total current liabilities	8,119	1,792
Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding
Common stock, no par value, 500,000,000 shares authorized, 81,302,500 issued and outstanding
at June 30 and March 31, 2005, respectively	1,000	1,000
Stock subscription receivable	--	(1,000)
Deficit accumulated in the developmental stage	(8,119)	(1,792)
Total shareholders’ deficit	(7,119)	(1,792)
Total liabilities and shareholders' deficit	$1,000	$--

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND
INCEPTION (FEBRUARY 15, 2005) TO JUNE 30, 2005
(A Company in the Developmental Stage)
(Formerly Tabatha I, Inc.)
(Unaudited)

	Three Months	Inception
	Ended	(February 15, 2005) to
	June 30, 2005	June 30, 2005

General and administrative expenses	$6,327	$8,119
Net loss	$(6,327)	$(8,119)

Net loss per share:
Basic and diluted	$--	$--

Weighted average number of common shares outstanding+
Basic and diluted	81,302,500	74,726,643

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2005 AND
INCEPTION (FEBRUARY 15, 2005) TO JUNE 30, 2005
(A Company in the Developmental Stage)
(Formerly Tabatha I, Inc.)
(Unaudited)
	Three Months	Inception
	Ended	(February 15, 2005)
	June 30, 2005	to June 30, 2005
Cash flows from operating activities:
Net loss	$(6,327)	$(8,119)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	6,327	8,119
Net cash used in operating activities	--	--
Cash flows from investing activities:	--	--
Cash flows from financing activities:
Collection of stock subscription receivable	1,000	1,000
Net cash provided by financing activities	1,000	1,000
Net increase in cash	1,000	1,000
Cash and cash equivalents, beginning of period	--	--
Cash and cash equivalents, end of period	$1,000	$1,000

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
(Formerly Tabatha I, Inc.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

Note 1. Organization and Nature of Business

Interactive Therapeutics, Inc., (formerly Tabatha I, Inc.) a company in the developmental stage (the “Company” or “Interactive”), was originally incorporated on March 17, 2000, in the State of Colorado. The Company is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years. The Company was a "blank check" or "shell" company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.

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

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock. The Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase, the former shareholders of Zigen. Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and a director.

Effective July 25, 2005, the Company changed its name to Interactive Therapeutics, Inc. to more accurately reflect the business it intends to enter subsequent to the merger with Zigen and will focus its efforts for growth in the area of biotechnology.

Note 2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

Stock Options

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000. The 2005 Plan was approved by the shareholders of the Company on July 22, 2005. As of June 30, 2005, there were no stock options outstanding pursuant to the 2005 Plan.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after December 15, 2005. The Company is evaluating whether the adoption of FASB No. 123R will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 3. Common Stock

Zigen issued 1,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash. On February 25, 2005, the founding stockholders exchanged 100% of their common stock for approximately 89.8% of the Company as discussed in Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of June 30, 2005, and its results of operations for the three month period ended June 30, 2005, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended March 31, 2005, filed with the Securities and Exchange Commission.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in the Company’s other SEC filings. The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

Overview

Interactive is a development stage biopharmaceutical company with a primary focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. As a development stage company, substantially all efforts of the Company will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

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

Recent Developments

Interactive Therapeutics, Inc. (formerly Tabatha I, Inc.) (the “Company” or “Interactive”) is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years. It remains in the development stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.

On February 25, 2005, Interactive closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”). As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company. Zigen was incorporated in the State of Texas on February 15, 2005. References herein to the Company include Zigen.

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock. The Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase, the former shareholders of Zigen. Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and director.

Effective July 25, 2005, the Company changed its name to Interactive Therapeutics, Inc. to more accurately reflect the business it intends to enter subsequent to the merger with Zigen and will focus its efforts for growth in the area of biotechnology.

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

Results of Operations and Financial Condition

Prior to the acquisition of Zigen, Interactive was a development stage company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. During the three months ended June 30, 2005, the Company incurred expenses of $6,327, which expenses are comprised of legal and accounting fees.

Liquidity and Capital Resources

The Company has significant liquidity problems and has no meaningful capital resources or stockholder's equity. It may not be able to satisfy its estimated cash requirements for the next twelve months. In the event additional cash is required, the Company may have to borrow funds from stockholders or other sources, or seek funds from a private placement among new investors, none of which can be assured. The Company has faced this situation since inception and has managed to carry on and there is no reason to believe that it can not do so in the future. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which it may eventually acquire. The Company has had no material business operations since 2000 and has never had any revenue. During these periods it has engaged in no significant operations other than organizational activities, acquisition of capital, and meeting its reporting obligations under the Securities Exchange Act of 1934, as amended. No revenues were received during this period. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after December 15, 2005. The Company is evaluating whether the adoption of FASB No. 123R will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by the Company during the quarter ended June 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 22, 2005, with a written consent to action without a meeting of the majority of the shareholders of Interactive Therapeutics, Inc., the following resolutions were deemed to be adopted to the same extent and to have the same force and effect as if adopted by a formal meeting of shareholders of the Company duly called and held for the purpose of adopting and acting upon such resolutions:

RESOLVED, that the Majority Shareholders hereby elect Kevan M. Casey, and J. Leonard Ivins as directors to serve until their successors are elected, appointed and duly qualified; and that the Majority Shareholders direct the officers to implement this resolution.

RESOLVED, that the Majority Shareholders hereby approve an amendment to the Company’s Articles of Incorporation to change the name of the Company to Interactive Therapeutics, Inc. and that the Majority Shareholders direct the officers to implement this resolution.

RESOLVED, that the Majority Shareholders hereby approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000 and that the Majority Shareholders direct the officers to implement this resolution.

RESOLVED, that the Majority Shareholders hereby grants the Board of Directors the authority to perform a reverse split of the Company’s common stock at anytime in the future for a period from July 22, 2005 for a period of two years and that the Majority Shareholders direct the officers to implement this resolution.

RESOLVED, that the Majority Shareholders hereby adopt the 2005 Stock Option Plan and appoint and retain Lopez, Blevins, Bork & Associates LLP as the Company’s independent auditors for its current fiscal year; and that the Majority Shareholders direct the officers to implement this resolution.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
3.2	Bylaws of Interactive Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

INTERACTIVE THERAPEUTICS, INC.

By: /s/ J. Leonard Ivins___________
J. Leonard Ivins, Chief Executive Officer

Date: August 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title   Date

/s/ Kevan Casey   Chairman of the Board  August 15, 2005
Kevan Casey

/s/ J. Leonard Ivins   Chief Executive Officer,  August15, 2005
J. Leonard Ivins    Principal Accounting Officer
        and Director