Form 10QSB
period 2005-09-30
INTERACTIVE THERAPEUTICS, INC.
filed 2005-11-21
CIK 1111818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005

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

Yes [X]  No [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [__]

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [__]  No [__]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,302,500 as of November 21, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [__] No [X]

INTERACTIVE THERAPEUTICS, INC.
(FORMERLY TABATHA I, INC.)
INDEX TO FORM 10-QSB
September 30, 2005

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets September 30, 2005 (unaudited) and March 31, 2005	3

		Consolidated Statements of Operations (unaudited) Three and Six Months Ended September 30, 2005 and Inception (February 15, 2005) through September 30, 2005	4

		Consolidated Statements of Cash Flows (unaudited) Six Months Ended September 30, 2005 and Inception (February 15, 2005) through September 30, 2005	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	8

	Item 3.	Controls and Procedures	10

Part II	Other Information

	Item 1.	Legal Proceedings	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

	Item 3.	Defaults Upon Senior Securities	11

	Item 4.	Submission of Matters to a Vote of Security Holders	11

	Item 5.	Other Information	11

	Item 6.	Exhibits	12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)

	September 30,	March 31,
	2005	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,000	$--
Total assets	$1,000	$--

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$9,816	$1,792
Accrued liabilities	2,000	--
Total current liabilities	11,816	1,792
Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, no par value, 500,000,000 shares authorized,
81,302,500 issued and outstanding at September 30 and
March 31, 2005, respectively	1,000	1,000
Stock subscription receivable	--	(1,000)
Deficit accumulated in the developmental stage	(11,816)	(1,792)
Total shareholders’ deficit	(10,816)	(1,792)
Total liabilities and shareholders' deficit	$1,000	$--

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND
INCEPTION (FEBRUARY 15, 2005) TO SEPTEMBER 30, 2005
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)
(Unaudited)

	Three Months	Six Months	Inception
	Ended	Ended	(February 15, 2005) to
	September 30, 2005	September 30, 2005	September 30, 2005

General and administrative expenses	$3,697	$10,024	$11,816
Net loss	$(3,697)	$(10,024)	$(11,816)

Net loss per share:
Basic and diluted	$--	$--	$--

Weighted average number of common shares outstanding:
Basic and diluted	81,302,500	81,302,500	--

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2005 AND
INCEPTION (FEBRUARY 15, 2005) TO SEPTEMBER 30, 2005
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)
(Unaudited)

	Six Months	Inception
	Ended	(February 15, 2005)
	September 30, 2005	to September 30, 2005
Cash flows from operating activities:
Net loss	$(10,024)	$(11,816)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	10,024	11,816
Net cash used in operating activities	--	--
Cash flows from investing activities	--	--
Cash flows from financing activities:
Collection of stock subscription receivable	1,000	1,000
Net cash provided by financing activities	1,000	1,000
Net increase in cash	1,000	1,000
Cash and cash equivalents, beginning of period	--	--
Cash and cash equivalents, end of period	$1,000	$1,000

Supplemental cash flow information:
Interest paid	$--	$--
Taxes paid	$--	$--

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
(Formerly Tabatha I, Inc.)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Interactive Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Interactive Therapeutics, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Note 2. Organization and Nature of Business

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

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock. The Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase, the former shareholders of Zigen. Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and a director. Effective September 13, 2005, Mr. Casey resigned as a member of the board of directors and officer to devote attention to his commitments with his other business interests and Bradley Serres was appointed to serve as a director. Mr. Serres will be issued 100,000 shares of the Company’s restricted common stock for his one year tenure as a director, which the Company has valued at $24,000.

Effective July 25, 2005, the Company changed its name to Interactive Therapeutics, Inc. to more accurately reflect the business it intends to enter subsequent to the merger with Zigen and will focus its efforts for growth in the area of biotechnology.

Note 3.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

Stock Options

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000. The 2005 Plan was approved by the shareholders of the Company on July 22, 2005. As of September 30, 2005, there were no stock options outstanding pursuant to the 2005 Plan.

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

Note 4. Common Stock

Zigen issued 1,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash. On February 25, 2005, the founding stockholders exchanged 100% of their common stock for approximately 89.8% of the Company as discussed in Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of September 30, 2005, and its results of operations for the three and six month periods ended September 30, 2005, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended March 31, 2005, filed with the Securities and Exchange Commission.

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

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock. The Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase, the former shareholders of Zigen. Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and director. Effective September 13, 2005, Mr. Casey resigned as a member of the board of directors and officer to devote attention to his commitments with his other business interests and Bradley Serres was appointed to serve as a director. Mr. Serres will be issued 100,000 shares of the Company’s restricted common stock for his one year tenure as a director, which the Company has valued at $24,000.

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

Results of Operations and Financial Condition

Prior to the acquisition of Zigen, Interactive was a development stage company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. During the six months ended September 30, 2005, the Company incurred expenses of $10,024, which expenses are comprised primarily of legal and accounting fees.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by the Company during the quarter ended September 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
3.2	Amended Articles of Incorporation (filed herewith)
3.3	Bylaws of Tabatha I, Inc. (incorporated by reference to Exhibit 3.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.2
Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed with the Securities and Exchange Commission June 29, 2005)
10.1
Exchange Agreement between Tabatha I, Inc. and Zigen, Inc. dated February 25, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2005)

10.2	2005 Amended and Restated Stock Option (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed with the Securities and Exchange Commission on July 1, 2005)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
INTERACTIVE THERAPEUTICS, INC.

By: /s/ J. Leonard Ivins___________
J. Leonard Ivins, Chief Executive Officer

Date: November 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title   Date

/s/ J. Leonard Ivins   Chief Executive Officer,  November 21, 2005
J. Leonard Ivins    Principal Accounting Officer
and Chairman