Form 10QSB
period 2005-12-31
INTERACTIVE THERAPEUTICS, INC.
filed 2006-05-25
CIK 1111818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

INTERACTIVE THERAPEUTICS, INC.
(FORMERLY TABATHA I, INC.)
(Name of small business in its charter)

Colorado	0-31743	84-1536517
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1117 Herkimer Street, Houston, Texas	77008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 402-6717

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

Yes [__]  No [__]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,302,500 as of May 24, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [__] No [X]

INTERACTIVE THERAPEUTICS, INC.
(FORMERLY TABATHA I, INC.)
INDEX TO FORM 10-QSB
December 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)

	December 31,	March 31,
	2005	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,000	$--
Total assets	$1,000	$--

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$18,107	$1,792
Accrued liabilities	8,000	--
Total current liabilities	26,107	1,792
Comittments and contingencies	--	--
Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, no par value, 500,000,000 shares authorized, 81,302,500 issued and outstanding at December 31 and
March 31, 2005	1,000	1,000
Stock subscription receivable	--	(1,000)
Deficit accumulated in the developmental stage	(26,107)	(1,792)
Total shareholders’ deficit	(25,107)	(1,792)
Total liabilities and shareholders' deficit	$1,000	$--

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND
INCEPTION (FEBRUARY 15, 2005) TO DECEMBER 31, 2005
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)
(Unaudited)

	Three Months	Nine Months	Inception
	Ended	Ended	(February 15, 2005) to
	December 31, 2005	December 31, 2005	December 31, 2005

General and administrative expenses	$14,291	$24,315	$26,107
Net loss	$(14,291)	$(24,315)	$(26,107)

Net loss per share:
Basic and diluted	$--	$--

Weighted average number of common shares outstanding:
Basic and diluted	81,302,500	81,302,500

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2005 AND
INCEPTION (FEBRUARY 15, 2005) TO DECEMBER 31, 2005
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)
(Unaudited)

	Nine Months	Inception
	Ended	(February 15, 2005)
	December 31, 2005	to December 31, 2005
Cash flows from operating activities:
Net loss	$(24,315)	$(26,107)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	24,315	26,107
Net cash used in operating activities	--	--
Cash flows from investing activities	--	--
Cash flows from financing activities:
Collection of stock subscription receivable	1,000	1,000
Net cash provided by financing activities	1,000	1,000
Net increase in cash	1,000	1,000
Cash and cash equivalents, beginning of period	--	--
Cash and cash equivalents, end of period	$1,000	$1,000

Supplemental cash flow information:
Interest paid	$--	$--
Taxes paid	$--	$--

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A DEVELOPMENTAL STAGE COMPANY)
(Formerly Tabatha I, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Interactive Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Interactive Therapeutics, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

Note 2. Organization and Nature of Business

Interactive Therapeutics, Inc., (formerly Tabatha I, Inc.) a company in the developmental stage (the “Company” or “Interactive”), was originally incorporated on March 17, 2000, in the State of Colorado. The Company is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years. The Company is a "blank check" or "shell" company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.

On February 25, 2005, the Company closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”). As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company. Zigen is the continuing entity for accounting purposes.  Zigen was incorporated in the State of Texas on February 15, 2005. References herein to the Company include Zigen.

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

Stock Options

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000. The 2005 Plan was approved by the shareholders of the Company on July 22, 2005. As of December 31, 2005, there were no stock options outstanding pursuant to the 2005 Plan.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after December 15, 2005. The Company is evaluating whether the adoption of FASB No. 123R will have a material effect on the Company’s consolidated financial position, results of operations or cash flows and will implement SFAS 123R effective April 1, 2006.

The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, in February 2006. SFAS No. 155 addresses accounting for beneficial interests in securitized financial instruments. The guidance allows fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and clarifies which interest-only and principal-only strips are not subject to SFAS No. 133. SFAS No. 155 also established a requirement to evaluate interests in securitized financial assets to identify any interests that are either freestanding derivatives or contain an embedded derivative requiring bifurcation. The statement is effective for all financial instruments issued or acquired after the beginning of the first fiscal year that begins after September 15, 2006. Management does not expect this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4. Common Stock

Zigen issued 1,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash. On February 25, 2005, the founding stockholders exchanged 100% of their common stock for approximately 89.8% of the Company as discussed in Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of December 31, 2005, and its results of operations for the three and nine month periods ended December 31, 2005, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended March 31, 2005, filed with the Securities and Exchange Commission.

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

Overview

Interactive is a developmental stage biopharmaceutical company with a primary focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. As a developmental stage company, substantially all efforts of the Company will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

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

Recent Developments

Interactive Therapeutics, Inc. (formerly Tabatha I, Inc.) (the “Company” or “Interactive”) is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years. It remains in the developmental stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.

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

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's audited financial statements included in its annual report on Form 10-KSB for the year ended March 31, 2005 (See Note 2 in Notes to Consolidated Financial Statements).

Results of Operations and Financial Condition

Prior to the acquisition of Zigen, Interactive was a developmental stage company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. During the nine months ended December 31, 2005, the Company incurred expenses of $24,315, which expenses are comprised primarily of legal, accounting and director’s fees.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after December 15, 2005. The Company is evaluating whether the adoption of FASB No. 123R will have a material effect on the Company’s consolidated financial position, results of operations or cash flows and will implement SFAS 123R effective April 1, 2006.

The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, in February 2006. SFAS No. 155 addresses accounting for beneficial interests in securitized financial instruments. The guidance allows fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and clarifies which interest-only and principal-only strips are not subject to SFAS No. 133. SFAS No. 155 also established a requirement to evaluate interests in securitized financial assets to identify any interests that are either freestanding derivatives or contain an embedded derivative requiring bifurcation. The statement is effective for all financial instruments issued or acquired after the beginning of the first fiscal year that begins after September 15, 2006. Management does not expect this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by the Company during the quarter ended December 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2005)
3.3	Bylaws of Tabatha I, Inc. (incorporated by reference to Exhibit 3.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
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

10.2	2005 Amended and Restated Stock Option (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed with the Securities and Exchange Commission on July 1, 2005)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2005)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

INTERACTIVE THERAPEUTICS, INC.

By: /s/ J. Leonard Ivins___________
J. Leonard Ivins, Chief Executive Officer

Date: May 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTERACTIVE THERAPEUTICS, INC.

Date: May 25, 2006	By:	/s/ J. Leonard Ivins
J. Leonard Ivins
CEO and Principal Accounting Officer