Form 10-K
period 2006-03-31
INTERACTIVE THERAPEUTICS, INC.
filed 2008-05-06
CIK 1111818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

<?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />WASHINGTON, D.C. 20549

FORM 10-KSB

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31743

INTERACTIVE THERAPEUTICS, INC.
(Exact name of small business issuer as specified in its charter)

                     Colorado                                                                                         84-1536517
(State or other jurisdiction of incorporation or organization)                (IRS Employer Identification No.)

5075 Westheimer Road, Suite 975, Houston, Texas   77056
(Address of principal executive offices)    (Zip Code)

    Registrant’s telephone number, including area code:  (713) 402-6700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: No Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o  No x

Issuer’s revenues for the fiscal year ended March 31, 2006, were none.

The Company’s common stock is not listed on any exchange and does not trade.

The Registrant’s common stock outstanding as of April 29, 2008, was 81,352,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

INTERACTIVE THERAPEUTICS, INC.

INDEX TO FORM 10-KSB

March 31, 2006

Part I	Item 1.	Description of Business
	Item 2.	Description of Property
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

Part II	Item 5.	Market for Common Equity and Related Stockholder Matters
	Item 6.	Management’s Discussion and Analysis and Results of Operations and Financial Condition
	Item 7.	Financial Statements
	Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 8A.	Controls and Procedures
	Item 8B.	Other Information

Part III	Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
	Item 10.	Executive Compensation
	Item 11.	Security Ownership of Certain Beneficial Owners and Management
	Item 12.	Certain Relationships and Related Party Transactions
	Item 13.	Exhibits
	Item 14.	Principal Accountant Fees and Services

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements.  These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Interactive Therapeutics, Inc.’s (the “Company” or “Interactive”) or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Further, this report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties.  Such statements include, without limitation, all statements as to expectation or belief and statements as to the Company’s future results of operations, the progress of any research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities.  The Company’s actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which the Company is subject.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

Interactive Therapeutics, Inc. (the “Company” or “Interactive”) is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years.  It remains in the development stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.  The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.  The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.

On February 25, 2005, Interactive (formerly Tabatha I, Inc.) closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”).  As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company.  Zigen was incorporated in the State of Texas on February 15, 2005.  References herein to the Company include Zigen.

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock.  Of this amount, the Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust, of which Kevan Casey is Trustee, and 6,570,000 shares of its common stock to Carl A. Chase.  Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and a director.  Simultaneous with the closing of the transaction, Mr. Ballard resigned his positions as president, chief financial officer and director and Ms. Thelan resigned her positions as secretary, treasurer and director.

Subsequent to the acquisition of Zigen, the Company will focus its efforts for growth in the area of biotechnology.

Business Strategy

Interactive Therapeutics, Inc. is a development stage biopharmaceutical company with a primary focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems.  As a development stage company, substantially all efforts of the Company will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.  We do not currently have any ongoing research and development or product candidate development activities ongoing at this time.

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

Patents, Licenses and Trade Secrets

The Company’s policy is to protect its technology by, among other means, filing patent applications for technology that it considers important to the development of its business.  The Company intends to file additional patent applications, when appropriate, relating to new developments or improvements in its technology and other specific products that it develops.  The Company also relies on trade secrets, know-how and continuing technological innovations, as well as patents it has licensed or may license from other parties to develop and maintain its competitive position.  The Company does not currently have any patent, licenses or trade secrets.

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

Regulatory approval often takes a number of years and involves the expenditure of substantial resources.  Approval time also depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.  Typically, clinical evaluation involves a three-phase process.  In Phase I, clinical trials are conducted with a small number of subjects to determine the tolerated drug dose, early safety profile, proper scheduling and the pattern of drug distribution, absorption and metabolism.  In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine efficacy, dose-response relationships and expanded evidence of safety.  In Phase III, large-scale, multi-center, controlled clinical trials are conducted in order to:

·	provide enough data for statistical proof of safety and efficacy;
·	compare the experimental therapy to existing therapies;
·	uncover any unexpected safety problems, such as side-effects; and
·	generate product labeling.

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

Orphan Drug Designation

Under the Orphan Drug Act, a sponsor may obtain designation by the FDA of a drug or biologic as an “orphan drug” for a particular indication.  Orphan Drug designation is granted to drugs for rare diseases or conditions, including many cancers, with a prevalence of less than 200,000 cases in the United States.  The sponsor of a drug that has obtained Orphan Drug designation and which is the first to obtain approval of a marketing application for such drug is entitled to marketing exclusivity for a period of seven years for the designated indication.  This means that no other company can market the same Orphan Drug for the same indication approved by the FDA for seven years after approval unless such company proves its drug is clinically superior or the approved Orphan Drug marketer cannot supply demand for the drug.  Legislation is periodically considered that could significantly affect the Orphan Drug law.  The Company intends to seek this designation for its products where appropriate.  There can be no assurance that future changes to the Orphan Drug Act would not diminish the value of any Orphan Drug designation obtained by the Company.

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

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of March 31, 2006, the Company had minimal assets in cash and cash equivalents.  The Company plans to use its best efforts to obtain debt and/or equity financing in order to support its future operations and business strategies.  There is no assurance that the Company will be successful in raising the funds necessary to meet its short-term (and long-term) working capital needs.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s current headquarters are located at 5075 Westheimer, Suite 975, Houston, Texas 77056. The Company has no cost associated with its current facilities.  Should the Company be required to obtain suitable facilities in the future, it believes it can obtain the required facilities at competitive rates.

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

As of April 29, 2008, the Company had approximately 29 stockholders of record.  To date, the Company has never declared or paid any cash dividends nor does it expect to pay any dividends in the near future.  Its current policy is to retain earnings, if any, to provide funds for operating and expansion of its business.  This policy will be reviewed by its board of directors from time to time in light of its earnings and financial position.

Equity Compensation Plan Information

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000.  The 2005 Plan was approved by shareholders of the Company on July 22, 2005.  As of March 31, 2006, there were no stock options outstanding pursuant to the 2005 Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarterly period ended March 31, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2006, and its results of operations for the period inception (February 15, 2005) through March 31, 2006, should be read in conjunction with the audited financial statements and notes included elsewhere in this Form 10-KSB.

Recent Developments

Interactive Therapeutics, Inc. (the “Company” or “Interactive”) is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years.  It remains in the development stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.  The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.  The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.

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

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock.  Of this amount, the Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust, of which Kevan Casey is Trustee, and 6,570,000 shares of its common stock to Carl A. Chase.  Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and director.  Simultaneous with the closing of the transaction, Mr. Ballard resigned his positions as president, chief financial officer and director and Ms. Thelan resigned her positions as secretary, treasurer and director.

Subsequent to the acquisition of Zigen, the Company will focus its efforts for growth in the area of biotechnology.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities.  Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.  Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made.  The significant accounting policies are described in the Company's financial statements (See Note 3 in Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

The Company has significant liquidity problems and has no meaningful capital resources or stockholders’ equity.  It may not be able to satisfy its estimated cash requirements for the next twelve months.  In the event additional cash is required, the Company may have to borrow funds from stockholders or other sources, or seek funds from a private placement among new investors, none of which can be assured.  The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which it may eventually acquire.  The Company has had no material business operations since 2000 and has never had any revenue.  During these periods it has engaged in no significant operations other than organizational activities, acquisition of capital, and meeting its reporting obligations under the Securities Exchange Act of 1934.  No revenues were received during this period.  The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Contractual Commitments

As of March 31, 2006, the Company had no contractual commitments.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009.  The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB No. 108 is effective for periods ending after November 15, 2006.  The Company does not believe adoption of SAB No. 108 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)"  SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  The Company does not believe adoption of SFAS No. 158 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009.  The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe adoption of FIN 48 will have a material effect on its financial statements.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The Company does not believe adoption of SFAS No. 156 will have a material effect on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments.  SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  The Company does not believe adoption of SFAS No. 155 will have a material effect on its financial statements.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements".  SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle.  Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change.  SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period of specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.  The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Interactive Therapeutics, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Interactive Therapeutics, Inc. and Subsidiary (A Development Stage Company) as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Interactive Therapeutics, Inc. for the year ended March 31, 2005 were audited by other auditors whose report, dated June 17, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

KCCW Accountancy Corp.
December 17, 2007

INTERACTIVE THERAPEUTICS, INC.

AND SUBSIDIARY

(A Development Stage Company)

(Formerly Tabatha I, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$1,944	$--
Total assets	$1,944	$--

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$32,184	$1,792
Accrued liabilities	12,500	--
Total current liabilities	44,684	1,792
Commitments and contingencies	--	--
Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized,
no shares issued or outstanding	--	--
Common stock, no par value, 500,000,000 shares authorized,
81,352,500 issued and outstanding at March 31, 2006 and 2005	1,000	1,000
Stock subscription receivable	--	(1,000)
Deficit accumulated in the development stage	(43,740)	(1,792)
Total shareholders’ deficit	(42,740)	(1,792)
Total liabilities and shareholders' deficit	$1,944	$--

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.

AND SUBSIDIARY

(A Development Stage Company)

(Formerly Tabatha I, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

		Inception	Inception
	Year Ended	(February 15, 2005) to	(February 15, 2005) to
	March 31, 2006	March 31, 2005	March 31, 2006

General and administrative expenses	$41,948	$1,792	$43,740
Net loss	$(41,948)	$(1,792)	$(43,740)

Net loss per share:
Basic and diluted	$--	$--

Weighted average number of common shares outstanding

Basic and diluted	81,352,500	61,860,837

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.

AND SUBSIDIARY

(A Development Stage Company)

(Formerly Tabatha I, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Stock	During the
			Subscription	Development
	Shares	Amount	Receivable	Stage	Total
Balance – February 15, 2005 (Inception)	73,000,000	$1,000	$(1,000)	$--	$--
Recapitalization	8,352,500	--	--	--	--
Net loss for the year ended March 31, 2005	--	–	--	(1,792)	(1,792)
Balance – March 31, 2005	81,352,500	1,000	(1,000)	(1,792)	(1,792)
Collection of stock subscription receivable	--	--	1,000	--	1,000
Net loss for the year ended March 31, 2006	--	–	--	(41,948)	(41,948)
Balance – March 31, 2006	81,352,500	$1,000	$--	$(43,740)	$(42,740)

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Inception	Inception
	Year Ended	(February 15, 2005)	(February 15, 2005)
	March 31, 2006	to March 31, 2005	to March 31, 2006
Cash flows from operating activities:
Net loss	$ (41,948)	$ (1,792)	$ (43,740)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	42,892	1,792	44,684
Net cash provided by operating activities	944	--	944
Cash flows from investing activities	--	--	--
Cash flows from financing activities:
Collection of stock subscription receivable	1,000	--	1,000
Net cash provided by financing activities	1,000	--	1,000
Net increase in cash	1,944	--	1,944
Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	$ 1,944	$ --	$ 1,944

Supplemental cash flow information:
Interest paid	$ --	$ --	$ --
Taxes paid	$ --	$ --	$ --

Stock subscription receivable	$ --	$ 1,000	$ --

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly Tabatha I, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND MARCH 31, 2005

1.             ORGANIZATION AND NATURE OF BUSINESS

Interactive Therapeutics, Inc., (formerly Tabatha I, Inc.) a company in the development stage (the “Company” or “Interactive”), was originally incorporated on March 17, 2000, in the State of Colorado.  The Company is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years. T he Company is a "blank check" or "shell" company whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.  The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.

On February 25, 2005, the Company closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”).  As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company.  Zigen is the continuing entity for accounting purposes.  Zigen was incorporated in the State of Texas on February 15, 2005.  References herein to the Company include Zigen.  As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock.  The Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase, the former shareholders of Zigen.  Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and a director.  Effective September 13, 2005, Mr. Casey resigned as a member of the board of directors and officer to devote attention to his commitments with his other business interests and Bradley Serres was appointed to serve as a director.  Mr. Serres will be issued 50,000 shares of the Company’s restricted common stock for serving as a director, which the Company has valued at $12,500.

Effective July 25, 2005, the Company changed its name to Interactive Therapeutics, Inc. to more accurately reflect the business it intends to enter subsequent to the merger with Zigen and will focus its efforts for growth in the area of biotechnology.

2.             GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern.  The Company has incurred significant operating losses from operating activities since its inception. As of March 31, 2006, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern.  In July 2006, the Company raised additional working capital (See Note 6) by issuing a convertible note to a shareholder to supplement its operations.  There can be no assurance that the Company will be successful in its efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

3.             SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany transactions and account balances have been eliminated.

Financial Statement Presentation

Certain changes to the 2005 financial statements have been made to conform to the 2006 financial statement format.

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

Stock Options

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000.  No options may be issued pursuant to the 2005 Plan until the 2005 Plan has been approved by shareholders of the Company. As of March 31, 2006, there were no stock options outstanding pursuant to the 2005 Plan.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R generally requires such transactions be accounted for using a fair value-based method.  The adoption of SFAS No. 123R did not have a material effect on its financial statements as the Company does not have any awards of stock-based compensation issued and outstanding at March 31, 2006.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was equal to its net loss for the period inception (February 15, 2005) through March 31, 2006.

Recently Issued Accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009.  The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB No. 108 is effective for periods ending after November 15, 2006.  The Company does not believe adoption of SAB No. 108 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)"  SFAS No. 158 requires employers to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  The Company does not believe adoption of SFAS No. 158 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009.  The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe adoption of FIN 48 will have a material effect on its financial statements.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The Company does not believe adoption of SFAS No. 156 will have a material effect on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments.  SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  The Company does not believe adoption of SFAS No. 155 will have a material effect on its financial statements.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements".  SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle.  Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change.  SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period of specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.  The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

4.             COMMON STOCK

Zigen issued 1,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash.  On February 25, 2005, the founding stockholders exchanged 100% of their common stock for approximately 89.8% of Tabatha I, Inc. as discussed in Note 1.

5.             INCOME TAXES

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

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

March 31, 2006
Deferred tax assets attributable to:
Net operating loss carryforward	$14,872
Less: Change in valuation allowance	(14,872)
Net deferred tax assets	$--

At March 31, 2006, the Company had an unused net operating loss carryover approximating $31,200.

6.             SUBSEQUENT EVENTS

In July 2006, the Company authorized the issuance and sales of an aggregate principal amount of $500,000 in the form of convertible notes.  On July 13, 2006, the Company sold a convertible note with the gross proceeds of $25,000 to a stockholder.  The promissory note bears interest at 8% per annum that will be paid quarterly until the notes are converted into common stock or repaid.  The note matures on July 13, 2007 unless the note holder determines not to make demand for such payment, in which case the note shall be due and payable upon demand.  Each promissory note is immediately convertible into shares of the Company's common stock at $0.50 per share in principal and accrued interest.

As of the date of this report, the note holder has not made demand for payment, and no outstanding principal and accrued interest have been converted into common shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 9, 2005, the Company dismissed Child, Sullivan & Company (“Child Sullivan”) as the Company’s independent auditors.  Child Sullivan has not prepared an audit report on Interactive Therapeutics, Inc.

Lopez, Blevins, Bork & Associates, L.L.P. (“LBB”) was engaged on June 10, 2005 as Interactive’s principal accountant to audit the financial statements of the Company for the year ended March 31, 2005. The decision to change accountants was approved by the Board of Directors.

                During June 2007, LBB notified the SEC that LBB’s auditor/client relationship with the Company had ended.  During the Company’s fiscal year ended March 31, 2005 and the subsequent interim periods through December 31, 2005 there were no disagreements with LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of LBB, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B during the Company’s fiscal year ended March 31, 2005, and the subsequent interim period through December 31, 2005.

The report of LBB on the Company’s financial statements for the year ended March 31, 2005 and for the interim periods up through and including December 31, 2005, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company engaged KCCW Accountancy Corp. (“KCCW”) as its new independent auditors effective as of November 28, 2007,  to audit the Company’s financial statements for the years ended March 31, 2006 and 2007, and to perform procedures related to the financial statements included in the Company’s current reports on Form 8-K and quarterly reports on Form 10-QSB.

The decision to engage KCCW was approved by the Company’s Board of Directors.

Other than in connection with the engagement of KCCW Accountancy Corp. by the Company, during the Company’s two most recent fiscal years ended March 31, 2007 and 2006, the Company did not consult KCCW regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting
We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The nature of the business and the size of the Company have prevented the Company from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system.  This condition is considered a reportable condition and has been discussed with the Board of Directors.  The Company will continue to monitor and assess the costs and benefits of additional staffing in the accounting area.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVER OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                The following information is provided with respect to the Company’s executive officers as of March 31, 2006:

Name	Age	Position
J. Leonard Ivins	71	Chief Executive Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Brad Serres	10	Director

J. Leonard Ivins has served as chief executive officer, principal accounting officer, secretary, treasurer and a director since February 2005.  Mr. Ivins also serves as a director and chief executive officer of Edgeline Holdings, Inc., a development stage biotechnology company.  Since 1995, he has been a private investor.  Previously, Mr. Ivins was a founder and co-owner of a privately held company that was an FDIC and RTC contractor. From 1979 to 1981, Mr. Ivins was a turnaround and workout consultant to small, publicly held oil and gas companies.  From 1970 to 1975, Mr. Ivins was president of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.  From November 2000 until September 2006, Mr. Ivins served as a director of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure.  In September 2006, eLinear filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, seeking relief under Chapter 7 of the United States Code.

                Brad Serres has served as a director since September 2005.  Since 1996, Mr. Serres has served as president of Brad Serres & Associates, a marketing arm for a variety of companies providing labor and consulting services to refineries and chemical plants located in Canada, Australia, Mexico, Puerto Rico and the U.S.  The company provides these services in the fields of environmental compliance, equipment reliability testing, process drawing development, safety equipment and software systems.  From 1991 to 1996, Mr. Serres was marketing/operations manager for Environmental Analytics, Inc. where he was responsible for business development and operations of a multi-disciplinary engineering and environmental consulting firm providing services to refineries and chemical plants within the U.S.  Mr. Serres has a bachelor of business administration from Stephen F. Austin State University.  Mr. Serres resigned as a director on March 31, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the SEC.  Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements during the last fiscal year except for Silver Star Holdings Trust which has not filed its initial report of beneficial ownership, but plans to do so in the near future.

Independence of Directors & Board Committees

Mr. Serres is an independent director as defined by Rule 10A-3 of the Exchange Act.  The board has not established any committees and, accordingly, the board serves as the audit, compensation, and nomination committee.  The board has determined that Mr. Ivins qualifies as a financial expert as defined in Item 407(d)(5) of Regulation S-B.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, principal accounting officer and any person performing similar functions) and employees.  The Code of Ethics is an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, that was filed with the SEC on June 29, 2005.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation and Outstanding Equity Awards
During the fiscal year ended March 31, 2006, the Company had no employees and consequently no executive compensation has been reported for the fiscal year ended March 31, 2006 or any outstanding equity awards at the end of fiscal year ended March 31, 2006.

Employment and Consulting Agreements
None

Director Compensation

Directors who are also employees do not receive any compensation for serving as directors.  Mr. Serres is to receive 50,000 shares of restricted common stock of the Company for serving as a director, which the Company has valued at $12,500.  All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any board committee or otherwise incurred in their capacities as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has 81,352,500 shares of common stock issued and outstanding as of April 29, 2008.  The following table sets forth, as of such date, information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors; (iii) each of the Company’s named executive officers; and (iv) all of the Company’s directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act.  Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table.  In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person does not necessarily reflect the person’s actual voting power.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage Of Class
Beneficial Owners of more than 5%:
Silver Star Holdings Trust (1)	66,430,000	81.7%
Carl A. Chase (2)	6,570,000	8.1%

Named Executive Officers and Directors:
J. Leonard Ivins (3)	--	--
Brad Serres (4)	--	--
All directors & executive officers as a group (2 persons)	--	--
___________________________

(1)             Mr. Kevan Casey exercises voting and dispositive power of all shares beneficially owned by Silver Star Holdings Trust.  Mr. Casey’s business address is 5075 Westheimer, Suite 975, Houston, Texas 77056.

(2)             Mr. Chase’s business address is 5075 Westheimer, Suite 975, Houston, Texas 77056.

(3)             Mr. Ivins’ business address is 2036 Brentwood Drive, Houston, Texas 77019.

(4)             Mr. Serres resigned as a director on March 31, 2008.  Mr. Serres’ business address is 3602 Vashon Lane, Spring, Texas 77388.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2006, the Company authorized the issuance and sales of an aggregate principal amount of $500,000 in the form of convertible notes.  On July 13, 2006, the Company sold a convertible note with the gross proceeds of $25,000 to a stockholder.  The promissory note bears interest at 8% per annum that will be paid quarterly until the notes are converted into common stock or repaid.  The note matures on July 13, 2007 unless the note holder determines not to make demand for such payment, in which case the note shall be due and payable upon demand.  Each promissory note is immediately convertible into shares of the Company's common stock at $0.50 per share in principal and accrued interest.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2005)
10.1
Exchange Agreement between Interactive Therapeutics, Inc. (formerly Tabatha I, Inc.) and Zigen, Inc. dated February 25, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission of May 31, 2005)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Effective with the merger between the Company and Zigen, Inc., the Company changed its fiscal year end to March 31.  The aggregate fees billed by LBB for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended March 31, 2005, was $3,000 and for the reviews of the Company’s interim financial statements for the quarterly periods ended June 30, September 30 and December 31, 2005 was $2,400.  In addition, LBB billed Zigen, Inc., the Company’s wholly-owned subsidiary, $3,000 for the audit of its financial statements as of February 28, 2005.

In connection the audit of the Company’s financial statements for the fiscal year ended March 31, 2006, the aggregate fees billed by KCCW Accountancy Corp. were $5,000.

Financial Information Systems Design and Implementation Fees

Neither LBB nor KCCW rendered professional services to the Company for information technology services relating to financial information systems design and implementation for the fiscal years ended March 31, 2006 or 2005.

All Other Fees

Other than the services described above under “Audit Fees,” for the fiscal years ended March 31, 2006 and 2005, neither LBB nor KCCW received any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2006 and 2005 audit services provided by KCCW and LBB, respectively, were approved by the Company’s Board of Directors.  The Board of Directors implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Board of Directors pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services.  During the approval process, the Board of Directors considers the impact of the types of services and related fees on the independence of the auditor. These services and fees deemed compatible with the maintenance of the auditor’s independence, including compliance with the SEC rules and regulations.

Throughout the year, the Board of Directors reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

INTERACTIVE THERAPEUTICS, INC.

By: /s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer

Date: May 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ J. Leonard Ivins J. Leonard Ivins	Chief Executive Officer, Principal Accounting Officer, Secretary, Treasurer and Director	May 5, 2008

By: /s/ Brad Serres	Director	May 5, 2008
Brad Serres

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
3.2	Bylaws of Tabatha I, Inc. (incorporated by reference to Exhibit 3.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.2
Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2005)
10.1
Exchange Agreement between Interactive Therapeutics, Inc. (formerly Tabatha I, Inc.) and Zigen, Inc. dated February 25, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission of May 31, 2005)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.1
Certification Pursuant to
Section 302 of the sarbanes-oxley Act

        I, J. Leonard Ivins, as chief executive officer, certify that:
  I have reviewed this annual report on Form 10-KSB of Interactive Therapeutics, Inc. (the “small business issuer);
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
  The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer

Date: May 5, 2008

Exhibit 31.2
Certification Pursuant to
Section 302 of the sarbanes-oxley Act
         I, J. Leonard Ivins, as principal accounting officer, certify that:
1.                I have reviewed this annual report on Form 10-KSB of Interactive Therapeutics, Inc. (the “small business issuer);

2.                Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.                Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.                The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c.        Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.                The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/s/ J. Leonard Ivins
J. Leonard Ivins, Principal Accounting Officer

Date: May 5, 2008

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, the undersigned chief executive officer of Interactive Therapeutics, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer

Date: May 5, 2008

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, the undersigned principal accounting officer of Interactive Therapeutics, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Leonard Ivins

J. Leonard Ivins, Principal Accounting Officer

Date: May 5, 2008