Form 10QSB
period 2006-06-30
INTERACTIVE THERAPEUTICS, INC.
filed 2008-05-06
CIK 1111818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

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

Yes [__]                                No [X]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,352,500 as of April 29, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [__] No [X]

INTERACTIVE THERAPEUTICS, INC.
(FORMERLY TABATHA I, INC.)
INDEX TO FORM 10-QSB
June 30, 2006

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets June 30, 2006 (unaudited)
		and March 31, 2006	3

		Consolidated Statements of Operations (unaudited)
		Three Months Ended June 30, 2006 and 2005
		Inception (February 15, 2005) through June 30, 2006	4

		Consolidated Statements of Cash Flows (unaudited)
		Three Months Ended June 30, 2006 and 2005
		Inception (February 15, 2005) through June 30, 2006	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Results of
		Operations and Financial Condition	8

	Item 3.	Controls and Procedures	10

Part II	Other Information

	Item 1.	Legal Proceedings	12

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

	Item 3.	Defaults Upon Senior Securities	12

	Item 4.	Submission of Matters to a Vote of Security Holders	12

	Item 5.	Other Information	12

	Item 6.	Exhibits	13

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)

	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 1,944	$ 1,944
Total assets	1,944	1,944

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	87,358	75,007
Total current liabilities	87,358	75,007
Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized,
no shares issued or outstanding	--	--
Common stock, no par value, 500,000,000 shares authorized,
81,352,500 issued and outstanding at June 30, 2006 and
March 31, 2006, respectively	1,000	1,000
Deficit accumulated in the developmental stage	(86,414)	(74,063)
Total shareholders’ deficit	(85,414)	(73,063)
Total liabilities and shareholders' deficit	$ 1,944	$ 1,944

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (A Developmental Stage Company)
(Formerly Tabatha I, Inc.)
(Unaudited)

				Cumulative from Inception
	Three Months Ended			(February 15, 2005) to
	June 30, 2006		June 30, 2005	June 30, 2006

General and administrative expenses		$12,351	$6,327	$86,414

Net loss	$	(12,351)	$(6,327)	$(86,414)

Net loss per share:
Basic and diluted		$--	$--

Weighted average number of common shares
outstanding:
Basic and diluted		81,352,500	81,352,500

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Formerly Tabatha I, Inc.)
(Unaudited)

			Cumulative from Inception
	Three Months Ended		(February 15, 2005)
	June 30, 2006	June 30, 2005	to June 30, 2006
Cash flows from operating activities:
Net loss	$(12,351)	$(6,327)	$(86,414)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	12,351	6,327	87,358
Net cash used in operating activities	--	--	944

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Collection of stock subscription receivable	--	1,000	1,000
Net cash provided by financing activities	--	1,000	1,000

Net increase in cash	--	1,000	1,944

Cash and cash equivalents, beginning of period	1,944	--	--

Cash and cash equivalents, end of period	$1,944	$1,000	$1,944

Supplemental cash flow information:
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
(Formerly Tabatha I, Inc.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

Note 1.        Basis of Presentation

The accompanying unaudited consolidated financial statements of Interactive Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Interactive Therapeutics, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

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

Stock Options

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000.  The 2005 Plan was approved by the shareholders of the Company on July 22, 2005.  As of June 30, 2006, there were no stock options outstanding pursuant to the 2005 Plan.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine the effects, if any, on its results of operations or financial position.

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

The Company has considered other recent accounting pronouncements and believes that the adoptions of these pronouncements have not had, and will not have, any material impact on the Company’s financial position or results of operations.

Note 4.                       Common Stock

Zigen issued 1,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash.  On February 25, 2005, the founding stockholders exchanged 100% of their common stock for approximately 89.8% of the Company as discussed in Note 1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of June 30, 2006, and its results of operations for the three months ended June 30, 2006, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended March 31, 2006, filed with the Securities and Exchange Commission.

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

Overview

Interactive Therapeutics, Inc. (formerly Tabatha I, Inc.) (the “Company” or “Interactive”) is a development stage biopharmaceutical company with a primary focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems.  As a development stage company, substantially all efforts of the Company will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

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

Recent Developments

Interactive is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years.  It remains in the development stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.  The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.  The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.

In February 2005, Interactive closed on a transaction acquiring all of the common stock of Zigen, Inc., a Texas corporation (“Zigen”), pursuant to an exchange agreement by and among the Company, Zigen and the stockholders of Zigen (the “Exchange Agreement”).  As a result of the Exchange Agreement, Zigen became a wholly-owned subsidiary of the Company.  References herein to the Company include Zigen.

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock.  The Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase, the former shareholders of Zigen.  Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and director.  In September 2005, Mr. Casey resigned as a member of the board of directors and officer to devote attention to his commitments with his other business interests and Bradley Serres was appointed to serve as a director.  Mr. Serres will be issued 100,000 shares of the Company’s restricted common stock for his one year tenure as a director, which the Company has valued at $24,000.

In July 2005, the Company changed its name to Interactive Therapeutics, Inc. to more accurately reflect the business it intends to enter subsequent to the merger with Zigen and intends to focus its efforts for growth in the area of biotechnology.

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

Results of Operations and Financial Condition

Prior to the acquisition of Zigen, Interactive was a development stage company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.  The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  During the three months ended June 30, 2006, the Company incurred expenses of $12,351, which expenses are comprised primarily of salaries, consulting fees, legal, accounting fees and interest expense.

Liquidity and Capital Resources

The Company has significant liquidity problems and has no meaningful capital resources or stockholder's equity.  It may not be able to satisfy its estimated cash requirements for the remainder of the fiscal year.  In the event additional cash is required, the Company may have to borrow funds from stockholders or other sources, or seek funds from a private placement among new investors, none of which can be assured.  Our viability is contingent upon our ability to receive external financing. Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.  The Company has had no material business operations since 2000 and has never had any revenue.  During these periods it has engaged in no significant operations other than organizational activities, acquisition of capital, and meeting its reporting obligations under the Securities Exchange Act of 1934, as amended.  No revenues were received during this period.  The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Contractual Commitments

The Company does not have any contractual commitments.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine the effects, if any, on its results of operations or financial position.

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

The Company has considered other recent accounting pronouncements and believes that the adoptions of these pronouncements have not had, and will not have, any material impact on the Company’s financial position or results of operations.

ITEM 3.                      CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by the Company during the quarter ended June 30, 2006.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 from Registration Statement on Form–SB filed with the Securities and Exchange Commission on October 11, 2000)
3.2	Amended Articles of Incorporation (filed herewith)
3.3	Bylaws of Tabatha I, Inc. (incorporated by reference to Exhibit 3.2 from Registration Statement on Form–SB filed with the Securities and Exchange Commission on October 11, 2000)
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 from Registration Statement on Form–SB filed with the Securities and Exchange Commission on October 11, 2000)
4.2
Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form–SB filed with the Securities and Exchange Commission on October 11, 2000)

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

By: /s/ J. Leonard Ivins________
                                                J. Leonard Ivins, Chief Executive Officer

Date: May 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                                    Title                                          Date

      /s/ J. Leonard Ivins                                                Chief Executive Officer,                                    May 5, 2008
         J. Leonard Ivins                                                               Principal Accounting Officer