Form 10-K
period 2007-03-31
INTERACTIVE THERAPEUTICS, INC.
filed 2008-05-06
CIK 1111818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31743

INTERACTIVE THERAPEUTICS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)
84-1536517
(IRS Employer Identification No.)

5075 Westheimer Road, Suite 975
Houston, Texas
(Address of principal executive offices)
77056
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Issuer’s revenues for the fiscal year ended March 31, 2007, were none.

The Company’s common stock is not listed on any exchange and does not trade.

The Registrant’s common stock outstanding as of April 29, 2008, was 81,352,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

INTERACTIVE THERAPEUTICS, INC.

INDEX TO FORM 10-KSB
March 31, 2007

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

PART I

ITEM 1.                   DESCRIPTION OF BUSINESS

Organizational History

Interactive Therapeutics, Inc. (the “Company” or “Interactive”) is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years.  It remains in the development stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.  The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.  The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.  During the fiscal year ended March 31, 2007, the Company evaluated business opportunities but did not identify any that management felt would increase shareholder value.

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

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock.  Of this amount, the Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust, of which Kevan Casey is Trustee, and 6,570,000 shares of its common stock to Carl A. Chase.  Additionally, J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and a director.  Simultaneous with the closing of the transaction, Mr. Ballard resigned his positions as president, chief financial officer and director and Ms. Thelan resigned her positions as secretary, treasurer and director.

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

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of March 31, 2007, the Company had minimal assets in cash and cash equivalents.  The Company plans to use its best efforts to obtain debt and/or equity financing in order to support its future operations and business strategies.  There is no assurance that the Company will be successful in raising the funds necessary to meet its short-term (and long-term) working capital needs.

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

ITEM 3.                   LEGAL PROCEEDINGS

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has not traded.  The Company intends to apply for a listing with the NASD to trade on the Pink Sheets.  There can be no guarantee that the Company will obtain a listing on the Pink Sheets.

As of March 21, 2008, the Company had approximately 29 stockholders of record.  To date, the Company has never declared or paid any cash dividends nor does it expect to pay any dividends in the near future.  Its current policy is to retain earnings, if any, to provide funds for operating and expansion of its business.  This policy will be reviewed by its board of directors from time to time in light of its earnings and financial position.

Equity Compensation Plan Information

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000.  The 2005 Plan was approved by shareholders of the Company on July 22, 2005.  As of March 31, 2007, there were no stock options outstanding pursuant to the 2005 Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarterly period ended March 31, 2007.

ITEM 6.                   MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2007, and its results of operations for the period inception (February 15, 2005) through March 31, 2007, should be read in conjunction with the audited financial statements and notes included elsewhere in this Form 10-KSB.

Recent Developments

Interactive Therapeutics, Inc. (the “Company” or “Interactive”) is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years.  It remains in the development stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.  The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.  The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.   During the fiscal year ended March 31, 2007, the Company evaluated business opportunities but did not identify any that management felt would increase shareholder value.

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

Contractual Commitments

As of March 31, 2007, the Company had no contractual commitments

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

ITEM 7.                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Interactive Therapeutics, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Interactive Therapeutics, Inc. and Subsidiary (A Development Stage Company) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ KCWW Accountancy Corp
KCCW Accountancy Corp.

December 21, 2007

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A Development Stage Company)
(Formerly Tabatha I, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$--	$1,944
Total assets	$--	$1,944

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	101,372	75,007
Convertible note payable, net	20,914	--
Total current liabilities	122,286	75,007
Commitments and contingencies
Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized,
no shares issued or outstanding	--	--
Common stock, no par value, 500,000,000 shares authorized,
81,352,500 issued and outstanding at March 31, 2007 and 2006	1,000	1,000
Deficit accumulated in the development stage	(123,286)	(74,063)
Total shareholders’ deficit	(122,286)	(73,063)
Total liabilities and shareholders' deficit	$--	$1,944

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A Development Stage Company)
(Formerly Tabatha I, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
	Year Ended	Year Ended	(February 15, 2005) to
	March 31, 2007	March 31, 2006	March 31, 2007

General and administrative expenses	$41,948	$72,271	$121,562

Loss from operations	(47,499)	(72,271)	$(121,562)

Other income (expense)
Interest expense	(1,724)	--	$(1,724)

Net loss	$(49,223)	$(72,271)	$(123,286)

Net loss per share:
Basic and diluted	$--	$--

Weighted average number of common shares
outstanding:
Basic and diluted	81,352,500	81,352,500

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A Development Stage Company)
(Formerly Tabatha I, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Stock	During the
			Subscription	Development
	Shares	Amount	Receivable	Stage	Total
Balance – February 15, 2005 (Inception)	73,000,000	$1,000	$(1,000)	$--	$--
Recapitalization	8,352,500	--	--	--	--
Net loss for the year ended March 31, 2005	--	–	--	(1,792)	(1,792)
Balance, March 31, 2005	81,352,500	1,000	(1,000)	(1,792)	(1,792)
Collection of stock subscription receivable	--	--	1,000	--	1,000
Net loss for the year ended March 31, 2006	--	–	--	(72,271)	(72,271)
Balance, March 31, 2006	81,352,500	$1,000	$--	$(74,063)	$(73,063)
Net loss for the year ended March 31, 2007	--	--	--	(49,223)	(49,223)
Balance, March 31, 2007	81,352,500	$1,000	$--	$(123,286)	$(122,286)

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Year Ended	Year Ended	(February 15, 2005)
	March 31, 2007	March 31, 2006	to March 31, 2007
Cash flows from operating activities:
Net loss	$(49,223)	$(72,271)	$(123,286)
Adjustments to reconcile net loss to cash provided in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	26,365	73,215	101,372
Net cash provided by operating activities	(22,858)	944	(21,914)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Collection of stock subscription receivable	--	1,000	1,000
Proceeds from issuance of convertible notes	25,000	--	25,000
Repayment of convertible notes payable	(4,086)	--	(4,086)
Net cash provided by financing activities	20,914	1,000	21,914

Net increase in cash	1,944	1,944	--

Cash and cash equivalents, beginning of period	1,944	--	--
Cash and cash equivalents, end of period	$--	$1,944	$--

Supplemental cash flow information:
Cash paid during the period for:
Interest expense	$--	$--	$--
Income taxes	$--	$--	$--

Cash received during the period for:
Stock subscription receivable	$--	$1,000	$--

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly Tabatha I, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND MARCH 31, 2006

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern.  The Company has incurred significant operating losses from operating activities since its inception. As of March 31, 2007, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern.  In July 2006, the Company raised additional working capital (See Note 6) by issuing a convertible note to a shareholder to supplement its operations.  There can be no assurance that the Company will be successful in its efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany transactions and account balances have been eliminated.

Financial Statement Presentation

Certain changes to the 2006 financial statements have been made to conform to the 2007 financial statement format.

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

Stock Options

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000.  No options may be issued pursuant to the 2005 Plan until the 2005 Plan has been approved by shareholders of the Company. As of March 31, 2007, there were no stock options outstanding pursuant to the 2005 Plan.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R generally requires such transactions be accounted for using a fair value-based method.  The adoption of SFAS No. 123R did not have a material effect on its financial statements as the Company does not have any awards of stock-based compensation issued and outstanding at March 31, 2007.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was equal to its net loss for the period inception (February 15, 2005) through March 31, 2007.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

March 31, 2007
Deferred tax assets attributable to:
Net operating loss carryforward	$ 49,200
Less: Change in valuation allowance	(49,200)
Net deferred tax assets	$ --

At March 31, 2007, the Company had an unused net operating loss carryover approximating $123,000.

ITEM 8.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 9, 2005, the Company dismissed Child, Sullivan & Company (“Child Sullivan”) as the Company’s independent auditors. Child Sullivan has not prepared an audit report on Interactive Therapeutics, Inc.

Lopez, Blevins, Bork & Associates, L.L.P.  (“LBB”) was engaged on June 10, 2005 as Interactive’s principal accountant to audit the financial statements of the Company for the year ended March 31, 2006. The decision to change accountants was approved by the Board of Directors.

During June 2006, LBB notified the SEC that LBB’s auditor/client relationship with the Company had ended.  During the Company’s fiscal year ended March 31, 2005 and the subsequent interim periods through December 31, 2005 there were no disagreements with LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of LBB, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B during the Company’s fiscal year ended March 31, 2005, and the subsequent interim period through December 31, 2005.

The report of LBB on the Company’s financial statements for the year ended March 31, 2005 and for the interim periods up through and including December 31, 2005, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company engaged KCCW Accountancy Corp. (“KCCW”) as its new independent auditors effective as of  November 28, 2007,  to audit the Company’s financial statements for the years ended March 31, 2007 and 2006, and to perform procedures related to the financial statements included in the Company’s current reports on Form 8-K and quarterly reports on Form 10-QSB.

The decision to engage KCCW was approved by the Company’s Board of Directors.

Other than in connection with the engagement of KCCW Accountancy Corp. by the Company, during the Company’s two most recent fiscal years ended March 31, 2007 and 2006, and through November 28, 2007, the Company did not consult KCCW regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 8B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 9.                   DIRECTORS, EXECUTIVER OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information is provided with respect to the Company’s executive officers as of March 31, 2007:

Name	Age	Position
J. Leonard Ivins	71	Chief Executive Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Brad Serres	40	Director

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
Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.  The Code of Ethics is an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2007, that was filed with the SEC on June 29, 2005.

ITEM 10.                      EXECUTIVE COMPENSATION

Executive Compensation and Outstanding Equity Awards

During the fiscal year ended March 31, 2007, the Company had no employees and consequently no executive compensation has been reported for the fiscal year ended March 31, 2007 or any outstanding equity awards at the end of fiscal year ended March 31, 2007.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage Of Class
Beneficial Owners of more than 5%:
Silver Star Holdings Trust (1)	66,430,000	81.7%
Carl A. Chase (2)	6,570,000	8.1%

Named Executive Officers and Directors:
J. Leonard Ivins (3)	--	--
Brad Serres (4)	--	--
All directors & executive officers as a group (2 persons)	--	--
___________________________

(1)	Mr. Kevan Casey exercises voting and dispositive power of all shares beneficially owned by Silver Star Holdings Trust. Mr. Casey’s business address is 5075 Westheimer, Suite 975, Houston, Texas 77056.

(2)	Mr. Chase’s business address is 5075 Westheimer, Suite 975, Houston, Texas 77056.

(3)	Mr. Ivins’ business address is 2036 Brentwood Drive, Houston, Texas 77019.

(4)	Mr. Serres’ business address is 3602 Vashon Lane, Spring, Texas 77388. Mr. Serres resigned as a director on March 31, 2008.

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

Financial Information Systems Design and Implementation Fees

Neither LBB nor KCCW rendered professional services to the Company for information technology services relating to financial information systems design and implementation for the fiscal years ended March 31, 2007 or 2006.

All Other Fees

Other than the services described above under “Audit Fees,” for the fiscal years ended March 31, 2007 and 2006, neither LBB nor KCCW received any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2007 audit services provided by KCCW were approved by the Company’s Board of Directors.  The Board of Directors implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Board of Directors pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services.  During the approval process, the Board of Directors considers the impact of the types of services and related fees on the independence of the auditor. These services and fees deemed compatible with the maintenance of the auditor’s independence, including compliance with the SEC rules and regulations.

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
J. Leonard Ivins

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