Form 10QSB
period 2007-12-31
INTERACTIVE THERAPEUTICS, INC.
filed 2008-05-06
CIK 1111818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2007

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

INTERACTIVE THERAPEUTICS, INC.
(FORMERLY TABATHA I, INC.)
INDEX TO FORM 10-QSB
December 31, 2007

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets December 31, 2007 (unaudited)
		and March 31, 2007	3

		Consolidated Statements of Operations (unaudited)
		Three and Nine Ended Months December 31, 2007 and 2006
		Inception (February 15, 2005) through December 31, 2007	4

		Consolidated Statements of Cash Flows (unaudited)
		Nine Months Ended December 31, 2007 and 2006
		Inception (February 15, 2005) through December 31, 2007	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Results of
		Operations and Financial Condition	9

	Item 3.	Controls and Procedures	12

Part II	Other Information

	Item 1.	Legal Proceedings	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3.	Defaults Upon Senior Securities	13

	Item 4.	Submission of Matters to a Vote of Security Holders	13

	Item 5.	Other Information	13

	Item 6.	Exhibits	14

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$--	$--
Total assets	$--	$--

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$136,500	$101,372
Convertible notes payable	20,914	20,914
Total current liabilities	157,414	122,286

Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized,	--	--
no shares issued or outstanding
Common stock, no par value, 500,000,000 shares authorized,
81,352,500 issued and outstanding at September 30, 2007 and
March 31, 2007, respectively	1,000	1,000
Deficit accumulated in the developmental stage	(158,414)	(123,286)
Total shareholders’ deficit	(157,414)	(122,286)
Total liabilities and shareholders' deficit	$--	$--

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (A Developmental Stage Company)
(Formerly Tabatha I, Inc.)
(Unaudited)

						Cumulative from Inception
	Three Months Ended			Six Months Ended		(February 15, 2005) to
	December 31, 2007		December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007

General and administrative expenses		$11,211	$11,211	$33,663	$34,826	$155,226

Loss from operations		(11,211)	(11,211)	(33,663)	(34,826)	(155,226)

Other income (expense)
Interest expense		(418)	(625)	(1,465)	(1,167)	(3,188)

Net loss	$	(11,629)	$(11,836)	$(35,128)	$(35,993)	$(158,414)

Net loss per share:
Basic and diluted		$--	$--	$--	$--

Weighted average number of common shares
outstanding:
Basic and diluted		81,352,500	81,352,500	81,352,500	81,352,500

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Formerly Tabatha I, Inc.)
(Unaudited)

			Cumulative from Inception
	Nine Months Ended		(February 15, 2005)
	December 31, 2007	December 31, 2006	to December 31, 2007
Cash flows from operating activities:
Net loss	$(35,128)	$(35,993)	$(158,414)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	35,128	15,454	136,500
Net cash used in operating activities	--	(20,539)	(21,914)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Proceeds from issuance of convertible notes	--	25,000	25,000
Repayment of convertible notes payable	--	--	(4,086)
Collection of stock subscription receivable	--	--	1,000
Net cash provided by financing activities	--	25,000	21,914

Net increase in cash	--	4,461	--

Cash and cash equivalents, beginning of period	--	1,944	--

Cash and cash equivalents, end of period	$--	$6,405	$--

Supplemental cash flow information:
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

See accompanying notes to unaudited consolidated financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
(Formerly Tabatha I, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

Note 1.        Basis of Presentation

The accompanying unaudited consolidated financial statements of Interactive Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Interactive Therapeutics, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended December 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

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

On July 13, 2006, the Company sold a convertible note with the gross proceeds of $25,000 to a shareholder.  The promissory note bears interest at 8% per annum that will be paid quarterly until the notes are converted into common stock.  The note matures on July 13, 2007 unless the note holder elects not to make demand for repayment, in which case the note shall be due and payable upon demand.  Each promissory note, together with principal and accrued interest, may be converted into shares of the Company’s common stock at $0.50 per share.  The Note has not been converted as of December 31, 2007, and accordingly, the outstanding balance of the Note is $20,914 at December 31, 2007.  Accrued interests on the Note were $3,188 at December 31, 2007.

Based on the above offering terms and stock trading price on the fund receiving date and effective conversion price determined in accordance with EITF 00-27, the Company recognized no beneficial conversion feature as a discount to these promissory notes.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of December 31, 2007, and its results of operations for the three and nine months ended December 31, 2007, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended March 31, 2007, filed with the Securities and Exchange Commission.

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

Results of Operations and Financial Condition

Prior to the acquisition of Zigen, Interactive was a development stage company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity.  The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  During the nine months ended December 31, 2007, the Company incurred expenses of $34,709, which expenses are comprised primarily of salary, consulting fee, legal, accounting fees and interest expense.

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

PART II OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by the Company during the quarter ended December 31, 2007.

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