Form 10-Q/A
period 2006-06-30
INTERACTIVE THERAPEUTICS, INC.
filed 2008-05-13
CIK 1111818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes [  ]                                No [X]

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

EXPLANATORY NOTE

Interactive Therapeutics is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 solely for the purpose of checking the correct box on the cover page.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)

	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,944	$1,944
Total assets	1,944	1,944

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	87,358	75,007
Total current liabilities	87,358	75,007
Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized,
no shares issued or outstanding	--	--
Common stock, no par value, 500,000,000 shares authorized,
81,352,500 issued and outstanding at June 30, 2006 and
March 31, 2006, respectively	1,000	1,000
Deficit accumulated in the developmental stage	(86,414)	(74,063)
Total shareholders’ deficit	(85,414)	(73,063)
Total liabilities and shareholders' deficit	$1,944	$1,944

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

Date: May 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                                    Title                                          Date

      /s/ J. Leonard Ivins                                                Chief Executive Officer,                                    May 13, 2008
         J. Leonard Ivins                                                   Principal Accounting Officer