Form 10KSB
period 2008-03-31
INTERACTIVE THERAPEUTICS, INC.
filed 2008-07-15
CIK 1111818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31743

INTERACTIVE THERAPEUTICS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado       84-1536517
(State or other jurisdiction of incorporation or organization)                (IRS Employer Identification No.)

5075 Westheimer Road, Suite 975
Houston, Texas                                                                                     77056
(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number, including area code:  (713) 402-6700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: No Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Issuer’s revenues for the fiscal year ended March 31, 2008, were none.

The Company’s common stock is not listed on any exchange and does not trade.

The Registrant’s common stock outstanding as of June 30, 2008, was 81,352,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

INTERACTIVE THERAPEUTICS, INC.

INDEX TO FORM 10-KSB
March 31, 2008

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

Subsequent to the acquisition of Zigen, the Company has focused its efforts for growth in the area of biotechnology. In July 2008, the Company signed a license agreement with Prochem Szeja (Prochem) for the exclusive worldwide use of certain compounds for the treatment of infectious diseases and cancer.   The licensed anti-viral and anti-cancer compounds were developed utilizing a novel methodology for developing compounds of biologic importance.  The Company will conduct additional experiments in order to select a lead compound from among the licensed compounds.  This lead compound will then move into pre-clinical and clinical testing.  The license calls for an upfront fee of $15,000 and certain milestone payments as the compounds are developed.

Business Strategy

Interactive Therapeutics, Inc. is a development stage biopharmaceutical company with a primary focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems.  As a development stage company, substantially all efforts of the Company will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.  We are currently evaluating the compounds in our drug pipeline in order to select a lead compound for pre-clinical testing.

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

Drugs for Life-Threatening Illnesses

FDA regulatory procedures established in 1988 are intended to speed further the availability of new drugs intended to treat life-threatening and severely debilitating illnesses.  These procedures provide for early and continuous consultation with the FDA regarding preclinical and clinical studies necessary to gain marketing approval.  This regulatory framework also provides that if Phase I results are promising; Phase II clinical trials may be designed that obviate the need for lengthy, expensive Phase III testing.  Notwithstanding the foregoing, approval may be denied by the FDA or traditional Phase III studies may be required.  The FDA may also seek the Company’s agreement to perform post-approval Phase IV studies, which confirm product safety and efficacy.

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

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of March 31, 2008, the Company had minimal assets in cash and cash equivalents.  The Company plans to use its best efforts to obtain debt and/or equity financing in order to support its future operations and business strategies.  There is no assurance that the Company will be successful in raising the funds necessary to meet its short-term (and long-term) working capital needs.

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

The Company has a limited history of operations under the management and control of the new officers and directors of the Company.  The Company believes that the combined skill, education and experience of the new management team will be successful in its endeavors; however, there is no guarantee that the new management team will be successful.

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

The Company’s preferred stock could be issued to prevent a business combination not desired by management or its current majority shareholders.

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

As of July 15, 2008, the Company had approximately 29 stockholders of record.  To date, the Company has never declared or paid any cash dividends nor does it expect to pay any dividends in the near future.  Its current policy is to retain earnings, if any, to provide funds for operating and expansion of its business.  This policy will be reviewed by its board of directors from time to time in light of its earnings and financial position.

Equity Compensation Plan Information

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000.  The 2005 Plan was approved by shareholders of the Company on July 22, 2005.  As of March 31, 2008, there were no stock options outstanding pursuant to the 2005 Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarterly period ended March 31, 2008.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2008, and its results of operations for the period inception (February 15, 2005) through March 31, 2008, should be read in conjunction with the audited financial statements and notes included elsewhere in this Form 10-KSB.

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

Subsequent to the acquisition of Zigen, the Company will focus its efforts for growth in the area of biotechnology.  In July 2008, the Company signed a license agreement with Prochem Szeja (Prochem) for the exclusive worldwide use of certain compounds for the treatment of infectious diseases and cancer.   The licensed anti-viral and anti-cancer compounds were developed utilizing a novel methodology for developing compounds of biologic importance.  The Company will conduct additional experiments in order to select a lead compound from among the licensed compounds.  This lead compound will then move into pre-clinical and clinical testing.

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

Results of Operations and Financial Condition

Prior to the acquisition of Zigen, Interactive was a development stage company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  In July 2008 the Company obtained the rights to certain anti-viral and anti-cancer compounds and has begun evaluating these compounds for use in a clinical setting.

Liquidity and Capital Resources

The Company has significant liquidity problems and has no meaningful capital resources or stockholders’ equity.  It may not be able to satisfy its estimated cash requirements for the next twelve months.  In the event additional cash is required, the Company may have to borrow funds from stockholders or other sources, or seek funds from a private placement among new investors, none of which can be assured.  The Company has faced this situation since inception and has managed to carry on and there is no reason to believe that it cannot do so in the future.  The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which it may eventually acquire.  The Company has had no material business operations since 2000 and has never had any revenue.  During these periods it has engaged in no significant operations other than organizational activities, acquisition of capital, and meeting its reporting obligations under the Securities Exchange Act of 1934.  No revenues were received during this period.  The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009.  The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009.  The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments.  SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  The Company does not believe adoption of SFAS No. 155 will have a material effect on its financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Interactive Therapeutics, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Interactive Therapeutics, Inc. and Subsidiary (A Development Stage Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

June 16, 2008

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A Development Stage Company)
(Formerly Tabatha I, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$ --	$ --
Total assets	$ --	$ --

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	136,919	101,372
Convertible note payable, net	20,914	20,914
Total current liabilities	157,833	122,286
Commitments and contingencies	--	--
Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized,
no shares issued or outstanding	--	--
Common stock, no par value, 500,000,000 shares authorized,
81,352,500 issued and outstanding at March 31, 2008 and 2007	1,000	1,000
Deficit accumulated in the development stage	(158,833)	(123,286)
Total shareholders’ deficit	(157,833)	(122,286)
Total liabilities and shareholders' deficit	$ --	$ --

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A Development Stage Company)
(Formerly Tabatha I, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
	Year Ended	Year Ended	(February 15, 2005) to
	March 31, 2008	March 31, 2007	March 31, 2007

General and administrative expenses	$ 33,663	$ 47,499	$ 155,225

Loss from operations	(33,663)	(47,499)	$ (155,225)

Other income (expense)
Interest expense	(1,884)	(1,724)	$ (3,608)

Net loss	$ (35,547)	$ (49,223)	$ (158,833)

Net loss per share:
Basic and diluted	$ --	$ --

Weighted average number of common shares
outstanding:
Basic and diluted	81,352,500	81,352,500

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A Development Stage Company)
(Formerly Tabatha I, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Stock	During the
			Subscription	Development
	Shares	Amount	Receivable	Stage	Total
Balance – March 31, 2005	81,352,500	$ 1,000	$ (1,000)	$ (1,792)	$ (1,792)
Collection of stock subscription receivable	--	--	1,000	--	1,000
Net loss for the year ended March 31, 2006	--	–	--	(72,271)	(72,271)
Balance – March 31, 2006	81,352,500	$ 1,000	$ --	$ (74,063)	$ (73,063)
Net loss for the year ended March 31, 2007	--	--	--	(49,223)	(49,223)
Balance – March 31, 2007	81,352,500	$ 1,000	$ --	$ (123,286)	$ (122,286)
Net loss for the year ended March 31, 2008	--	--	--	(35,547)	(35,547)
Balance – March 31, 2008	81,352,500	$ 1,000	$ --	$ (158,833)	$ (157,833)

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.
AND SUBSIDIARY
(A Developmental Stage Company)
(Formerly Tabatha I, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Year Ended	Year Ended	(February 15, 2005)
	March 31, 2008	March 31, 2007	to March 31, 2008
Cash flows from operating activities:
Net loss	$ (35,547)	$ (49,223)	$ (158,833)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expense	35,547	26,365	136,919
Net cash provided by operating activities	--	(22,858)	(21,914)
Cash flows from investing activities	--	--	--
Cash flows from financing activities:
Collection of stock subscription receivable	--	--	1,000
Proceeds from issuance of convertible notes	--	25,000	25,000
Repayment of convertible notes payable	--	(4,086)	(4,086)
Net cash provided by financing activities	--	20,914	21,914
Net increase (decrease) in cash and cash equivalents	--	(1,944)	--
Cash and cash equivalents, beginning of period	--	1,944	--
Cash and cash equivalents, end of period	$ --	$ --	$ --

Supplemental cash flow information:
Interest paid	$ --	$ --	$ --
Taxes paid	$ --	$ --	$ --

Stock subscription receivable	$ --	$ --	$ --

The accompanying notes are an integral part of the financial statements.

INTERACTIVE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly Tabatha I, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND MARCH 31, 2007

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

As a result of the closing of the Exchange Agreement, the Company issued an aggregate of 73,000,000 shares of its common stock to the former shareholders of Zigen (in exchange for all the outstanding capital stock of Zigen), resulting in the former shareholders of Zigen owning approximately 89.8% of the issued and outstanding Company common stock.  The Company issued 66,430,000 shares of its common stock to Silver Star Holdings Trust of which Kevan Casey is Trustee and 6,570,000 shares of its common stock to Carl A. Chase, the former shareholders of Zigen.  Additionally, Kevan Casey was appointed as chairman and a director and J. Leonard Ivins was appointed to serve as chief executive officer, principal accounting officer and a director.  Effective September 13, 2005, Mr. Casey resigned as a member of the board of directors and officer to devote attention to his commitments with his other business interests and Bradley Serres was appointed to serve as a director.  Mr. Serres will be issued 100,000 shares of the Company’s restricted common stock for serving as a director, which the Company has valued at $24,000.

Effective July 25, 2005, the Company changed its name to Interactive Therapeutics, Inc. to more accurately reflect the business it intends to enter subsequent to the merger with Zigen and will focus its efforts for growth in the area of biotechnology.

2.           GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern.  The Company has incurred significant operating losses from operating activities since its inception. As of March 31, 2008, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern.  There can be no assurance that the Company will be successful in its efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

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

Stock Options

On May 25, 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. On June 23, 2005, the Board of Directors increased the number of stock options for issuance under the 2005 Plan to 8,000,000.  No options may be issued pursuant to the 2005 Plan until the 2005 Plan has been approved by shareholders of the Company. As of March 31, 2008, there were no stock options outstanding pursuant to the 2005 Plan.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R generally requires such transactions be accounted for using a fair value-based method.  The adoption of SFAS No. 123R did not have a material effect on its financial statements as the Company does not have any awards of stock-based compensation issued and outstanding at March 31, 2008.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was equal to its net loss for the period inception (February 15, 2005) through March 31, 2008.

Recently Issued Accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) revised SFAS No. 141, “Business Combinations” (“SFAS 141R”), which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at full fair value and replaces the cost-allocation process under the prior standard.  In addition, SFAS 141R requires acquisition costs be expensed and requires recognition of contractual contingencies at fair value as of the acquisition date.  Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date.  The Company is currently e valuating the impact of adopting SFAS 141R on its consolidated financial statements, which will be effective for the Company in January 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009.  The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material effect on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The impact of this statement is not expected to be material to our financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

March 31, 2008
Deferred tax assets attributable to:
Net operating loss carryforward	$12,100
Less: Change in valuation allowance	(12,100)
Net deferred tax assets	$--

At March 31, 2008, the Company had an unused net operating loss carryover approximating $35,600.

6.           CONVERTIBLE NOTES

In July 2006, the Company authorized the issuance and sales of an aggregate principal amount of $500,000 in the form of convertible notes.

On July 13, 2006, the Company sold a convertible note (the Note) for gross proceeds of $25,000 to a stockholder.  The promissory note bears interest at 8% per annum that is payable quarterly until the notes are repaid or converted into common stock.  The note matures on July 13, 2008 unless the note holder elects not to make a demand for repayment, in which case the note shall be due and payable upon demand.  Each promissory note, together with principal and accrued interest, may be converted into shares of the Company's common stock at $0.50 per share.  The Note has not been repaid or converted as of March 31, 2008, and accordingly, the outstanding balance of the Note is $25,000 at March 31, 2008.  Accrued interest on the Note was $3,608 at March 31, 2008.

Based upon the above offering terms and the trading price of the Company’s common stock on the date the notes were funded, and the effective conversion price determined in accordance with EITF 00-27, the Company recognized no beneficial conversion feature as a discount to the promissory notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVER OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information is provided with respect to the Company’s executive officers as of March 31, 2008:

Name	Age	Position
J. Leonard Ivins	71	Chief Executive Officer, Secretary, Treasurer and Director

J. Leonard Ivins has served as chief executive officer and a director since February 2005.  Mr. Ivins also serves as a director and chief executive officer of Edgeline Holdings, Inc., a development stage biotechnology company.  Since 1995, he has been a private investor.  Previously, Mr. Ivins was a founder and co-owner of a privately held company that was an FDIC and RTC contractor. From 1979 to 1981, Mr. Ivins was a turnaround and workout consultant to small, publicly held oil and gas companies.  From 1970 to 1975, Mr. Ivins was president of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.  From November 2000 until September 2006, Mr. Ivins served as a director of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure.  In September 2006, eLinear filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, seeking relief under Chapter 7 of the United States Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the SEC.  Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements during the last fiscal year except for Silver Star Holdings Trust which has not filed its initial report of beneficial ownership.

Involvement in Legal Proceedings

None of the Company’s executive officers or directors have been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of the Company’s executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

None of the Company’s executive officers or directors is the subject of any pending legal proceedings.

Committees of the Board and Attendance

The Company’s Board of Directors will have, among others, the following committees: an audit committee and a compensation committee.  The composition and responsibilities of each committee are described below.

Audit Committee

The Company does not currently have an audit committee with the Board of Directors serving that function.  Once the audit committee is established, it will oversee the Company’s corporate accounting and financial reporting process.  Among other duties, it:

•	evaluates the Company’s independent auditors’ qualifications, independence and performance;
•	determines the engagement of the independent auditors;
•	approves the retention of the Company’s independent auditors to perform any proposed permissible non-audit services;
•	reviews the Company’s financial statements;
•	reviews the Company’s critical accounting policies and estimates;
•	oversees the internal audit function; and
•	discusses with management and the independent auditors the results of the annual audit and the review of the quarterly financial statements.

The Company did not have an audit committee during the last fiscal year.  The members of the Company’s audit committee will be Messrs. Ivins, who will be the committee chair, and Serres.  Mr. Ivins is the audit committee financial expert.

Compensation Committee

The duties of the Company’s compensation committee include:

•	reviewing and recommending policy relating to compensation and benefits of the Company’s officers and employees;
•	reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s chief executive officer and other senior officers;
•	evaluating the performance of these officers in light of those goals and objectives; and
•	setting compensation of these officers based on such evaluations.

The Company did not have a compensation committee during the last fiscal year.  The compensation committee attempts to structure executive compensation to align management with shareholder interests.  The key components of compensation involve base salary, bonus and stock options, with an emphasis on long-term, at risk compensation.  In reviewing the amount of compensation paid to executive officers, the compensation committee reviews peer companies as an established medium for determining market compensation.  The committee reviews this peer group in determining base salary, bonuses and total cash compensation for all of its executive officers.

The compensation committee also administers the issuance of stock options and other awards under the Company’s stock incentive plans.  The members of the Company’s compensation committee will be Messrs. Serres, who will be the committee chair, and Ivins.

The Company held two board meetings during the last fiscal year.

Director Compensation

Directors who are also employees do not receive any compensation for serving as directors.  The Company does not have any employee directors.  Mr. Serres is to receive 50,000 shares of restricted common stock of the Company for serving as a director, which the Company has valued at $12,500.  All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any board committee or otherwise incurred in their capacities as directors.

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

Stockholder Nominations Procedures

Stockholders, meeting the following requirements, who want to recommend a director candidate, may do so in accordance with the Company’s Bylaws and the following procedures established by the Board of Directors.  The Company will consider all director candidates recommended to the Board of Directors by shareholders owning at least 5% of the Company’s outstanding shares at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board.  To make a nomination for director at an annual meeting, a written nomination solicitation notice must be received by the Board of Directors at the Company’s principal executive office not less than 120 days before the date the Company’s proxy statement was mailed to stockholders in connection with the Company’s previous annual meeting.  The written nomination solicitation notice must contain the following material elements, as well as any other information reasonably requested by the Board of Directors:

•	the name and address, as they appear on the Company’s books, of the stockholder giving the notice and of the beneficial owner, if any, on whose behalf the nomination is made;
•
a representation that the stockholder giving the notice is a holder of record of the Company’s stock entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified in the notice;

•
a complete biography of the nominee, as well as consents to permit the Company to complete any due diligence investigations to confirm the nominee’s background, as the Company believes to be appropriate;

•	a description of all litigation to which the nominee or any of his or her affiliates have been a party within the past ten years;
•	the disclosure of all special interests and all political and organizational affiliations of the nominees;
•
a signed, written statement from the director nominee as to why the director nominee wants to serve on the Company’s Board of Directors and why the director nominee believes that he or she is qualified to serve;

•
a description of all arrangements or understandings between or among any of the stockholders giving the notice, the beneficial owner, if any, on whose behalf the notice is given, each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder giving the notice;

•
such other information regarding each nominee proposed by the stockholder giving the notice as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and

•	the signed consent of each nominee to serve as a director of the Company if so elected.

In considering director candidates, the Board of Directors will consider such factors as it deems appropriate to assist in developing a board and committees that are diverse in nature and comprised of experienced and seasoned advisors.  Each director nominee is evaluated in the context of the full Board’s qualifications as a whole, with the objective of establishing a Board that can best perpetuate the success of the Company’s business and represent shareholder interests through the exercise of sound judgment.  Each director nominee will be evaluated considering the relevance to the Company of the director nominee’s respective skills and experience, which must be complimentary to the skills and experience of the other members of the Board.

ITEM 10. EXECUTIVE COMPENSATION

During the fiscal year ended March 31, 2008, the Company had no employees and consequently no executive compensation has been reported for the fiscal year ended March 31, 2008 or any outstanding equity awards at the end of fiscal year ended March 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has 81,352,500 shares of common stock issued and outstanding as of the date hereof.  The following table sets forth, as of such date, information with respect to shares beneficially owned by:

•	each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
•	each of the Company’s directors;
•	each of the Company’s named executive officers; and
•	all of the Company’s directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
J. Leonard Ivins, CEO and Director (1)	--	--%
Directors and Executive Officers as a Group (2 persons)	--	--%

Silver Star Holdings Trust (2)	66,430,000	81.7%
Carl A. Chase (3)	6,570,000	8.1%

(1)	Mr. Ivins’ business address is 2036 Brentwood Drive, Houston, Texas 77019.
(2)	Mr. Kevan Casey exercises voting and dispositive power of all shares beneficially owned by Silver Star Holdings Trust. Mr. Casey’s business address is 5075 Westheimer, Suite 975, Houston, Texas 77056.
(3)	Mr. Chase’s business address is 5075 Westheimer, Suite 975, Houston, Texas 77056.

ITEM 12.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2006, the Company authorized the issuance and sales of an aggregate principal amount of $500,000 in the form of convertible notes.  On July 13, 2006, the Company sold a convertible note with the gross proceeds of $25,000 to a stockholder.  The promissory note bears interest at 8% per annum that will be paid quarterly until the notes are converted into common stock or repaid.  The note matures on July 13, 2008 unless the note holder determines not to make demand for such payment, in which case the note shall be due and payable upon demand.  Each promissory note is immediately convertible into shares of the Company's common stock at $0.50 per share in principal and accrued interest.

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation (incorporated by reference to Exhibit 3.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
3.2*	Bylaws of Tabatha I, Inc. (incorporated by reference to Exhibit 3.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.1*	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)
4.2*
Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form-SB filed with the Securities and Exchange Commission on October 11, 2000)

14.1*	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2005)
10.1* 10.2
Exchange Agreement between Interactive Therapeutics, Inc. (formerly Tabatha I, Inc.) and Zigen, Inc. dated February 25, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission of May 31, 2005)
License agreement with Prochem Szeja dated July 10, 2008

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Incorporated by reference to Form 10-KSB for the period ending March 31, 2006.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

In connection the audit of the Company’s financial statements for the fiscal year ended March 31, 2008 and 2007, the aggregate fees billed by KCCW Accountancy Corp. (KCCW) were $5,000 for each year.

Financial Information Systems Design and Implementation Fees

KCCW did not render professional services to the Company for information technology services relating to financial information systems design and implementation for the fiscal years ended March 31, 2008 or 2007.

All Other Fees

Other than the services described above under “Audit Fees,” for the fiscal years ended March 31, 2008 and 2007, KCCW received no other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2008 and 2007 audit services provided by KCCW were approved by the Company’s Board of Directors.  The Board of Directors implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Board of Directors pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services.  During the approval process, the Board of Directors considers the impact of the types of services and related fees on the independence of the auditor. These services and fees deemed compatible with the maintenance of the auditor’s independence, including compliance with the SEC rules and regulations.

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

Date: July 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ J. Leonard Ivins	Chief Executive Officer, Principal Accounting Officer and Director	July 15, 2008
J. Leonard Ivins

EXHIBIT 10.2
LICENSE AGREEMENT

On this day of July 10, 2008 PROCHEM SZEJA, 44-144 Żernica, ul. Ogrodowa 16B, Poland, the author and owner of the inventions hereinafter referred to as the Licensor, and Interactive Therapeutics, Inc., 5075 Westheimer, Suite 975, Houston, TX, 77056 US, hereinafter referred to as the Licensee, entered into this Agreement:

Art. 1
The Licensor hereby represents that it is owner of the inventions

 - Polish Patent Applied.  P-381 650 , 31.01.2007. Zgłoszenie P-381 650 z dn. 31.01.2007
Author: Gabriela PASTUCH – GAWOŁEK, Wiesław SZEJA, Bogusław SZEWCZYK, Ewelina KRÓL, Grzegorz GRYNKIEWICZ
Tytuł:  „Zastosowanie sulfidu i sulfotlenku glikozylowo heteroarylowego jako związku przeciwwirusowego”
Topic: Application of heteroaryl thioglycosides and heteroaryl glycosyl sulphoxides as antiviral compounds.

- Polish Patent Applied. No. P-381 955. Zgłoszenie P- 381 955 z dn. 12.03.2007
Author: Ilona WANDZIK, Gabriela PASTUCH-GAWOŁEK,Wiesław SZEJA, Bogusław SZEWCZYK, Ewelina KRÓL, Grzegorz GRYNKIEWICZ
Tytuł:  „Pochodne urydyny jako związki przeciwwirusowe zwłaszcza przeciwko wirusom z rodziny Flaviviradae”
Title: Derivatives of Uridine as antiviral agents, especially against viruses Flaviviradae.

- Polish Patent. 187757
Polish Patent Applied Nr P-328850  .23.09.1998.
Author: Ilona WANDZIK, Wiesław SZEJA
Tytuł:Sposób otrzymywania złożonych glikozydów w serii 2,6 dideoksy i 2,3,6-trideoksy piranoz
Topic: Synthesis of complex glycosides derivatives of 2,6-dideoxy and 2,3,6-trideoxy pyranoses .

said invention hereinafter referred to as the “invention”.

1.	Moreover, the Licensor represents as follows:
a.	the subject of the invention has been developed by PROCHEM SZEJA,
b.	no circumstances exist whatsoever that would constrain the Licensor’s right to conclude this Agreement under the provisions stated herein,
c.	according to the Licensor’s best knowledge there is a possibility of use and commercial exploitation of the subject of the invention,
d.	before the date of this Agreement the Licensor did not submit to the Patent Office any declaration of open license in relation to the invention,
e.	the subject of the invention does not infringe on any third parties’ rights whatsoever,
f.
any and all required fees associated with the filing of the application with the Polish Patent Office and any and all current fees associated with the proceedings before the European Patent Office have been duly paid.

Art. 2
The Licensor hereby grants the Licensee a complete and exclusive license for the use of the method disclosed in application no. 187757,no P-381 955, no P-381 650
1.	The Licensee shall have the right to use the invention within all of its divisions, branches, plants, units that form part of the Licensee’s organizational structure.

Art. 3
The Licensee shall have the right to grant further licenses (sublicenses).

Art. 4
The Parties hereto duly agree that the use of the project for the purposes of research and manufacturing activities performed by the Licensee and defined under Art. 2.1 above is fully practicable.

Art. 5
1.	Upon signing of this Agreement the Licensee shall pay to the Licensor a license fees in the amount of US$ 15,000.
2.	During the first 3 years of this Agreement the Licensee shall pay to the Licensor license fees in the amount of US$ 25,000 per annum starting on July 11, 2009.
3.	During the life of this Agreement starting on July 11, 2012 the Licensee shall pay to the Licensor license fees in the amount of US$ 40,000 per annum
4.	All subsequent license fees shall be payable no later than on the last day of the month falling after the subsequent settlement period.
5.	Should the Licensee be in default of payments of the license fees, the Licensor shall be entitled to charge the Licensee with interest for default at legal rate.
6.
The license fees and any and all other payments to be made by the Licensee to the Licensor in connection with this Agreement shall be paid into the Licensor’s bank  Bank PKO BP SA  account number 48 1020 2401 0000 0102 0182 8292

7.
The Licensor has the right to change the bank account into which payments are to be effected. Such change shall be binding for the Licensee from the date of receipt by the Licensee of the notification made by the Licensor.

8.	Milestone payments will be as follows:
a) $100,000 upon  successful completion of Phase I/II clinical trial
                                 b)  $200,000    successful completion of Phase II clinical trial
           c)  $800,000    NDA approval
d) 2.5% royalty on sales of product
Art. 6
1.	The Licensee shall:
a.	immediately notify the Licensor in writing of any infringement by third parties, or by Licensee’s employees, of Licensor’s or Licensee’s rights related to the invention,
b.	keep secret all information related to the project obtained from the Licensor or acquired from technical documentation, except where disclosure of such information is required by the law,
c.	keep and maintain technical documentation in a manner precluding access thereto by third parties,
d.
provide organizational, technical and legal conditions to ensure effective protection against access by third parties to any information concerning the invention, obtained from the Licensor or acquired from technical documentation.

2.	Provisions of Art. 6.1.b shall remain in force after the termination of this Agreement for a period of five years.
3.	The only persons entitled to access the project under this Agreement are the Licensee’s employees and Licensee’s duly authorized agents.
All persons entitled to access the project shall be duly instructed by the Licensee about the duty of secrecy.

Art. 7
The license for the use of the invention is granted for a time defined by the period of validity of the patent, said time commencing on the date of this Agreement.

Art. 8
1.	The Licensor is entitled to immediately terminate this Agreement, upon written notice, in the event of:
a.	breach by the Licensee of the provisions of Art. 3 above,
b.	the Licensee failing to pay a license fees.
2.	Should the Licensor terminate this Agreement, the Licensee is obliged to immediately pay all license fees accruable on the date of termination along with all due interests referred to in Art.

Art. 9
1.	The Licensee is entitled to immediately terminate this Agreement, upon written notice, in the event of:
a.	granting by the Licensor of a license to use the invention to a third party,
b.	inability to use the project for the Licensee’s needs defined under Art. 2.1 above,
c.	failure of the Licensor to meet its obligations defined under Art. 6 above,
d.	any of the representations of the Licensor given in Art. 1 above proving to be untrue.
2.	Should this Agreement be terminated by the Licensee due to reasons specified under item 1 above, the Licensor shall be obliged to repay all license fees obtained under Art. 5.3 above.

Art. 10
Any changes and/or amendments hereto may only be made in writing.

Art. 11
Each of the parties hereto shall bear all costs and expenses incurred by that party in connection with the drawing up and execution of this Agreement.

Art. 12
This Agreement shall be governed by the law of Poland. In all matters not provided for in this Agreement, the provisions of the Industrial Property Law of 30 June 2000 (Dz.U.  2003, No. 119, item 1117, as amended) shall apply, and in all matters not provided for therein, the provisions of the Civil Code shall apply.

Art. 13
The parties hereto shall endeavor to resolve amicably all disputes arising from this Agreement. In case of failure to settle the dispute amicably within ....... days from the date of its occurrence (i.e. from the date of notifying one party by the other about the possibility of appealing to the court to settle the dispute), the dispute shall be settled by competent common courts.

Art. 14
This Agreement has been made in two identical copies, one copy for each Party.

/s/ Wieslaw Szeja                                                                                                                     /s/ J. Leonard Ivins
For the Licensor                                                                                                                     For the Licensee
PROCHEM SZEJA                                                                                                                     J. Leonard Ivins
Wiesław SzejaChief Executive Officer
Ogrodowa 16B                                                                                                                     Interactive Therapeutics, Inc.
44-144 Żernica5075 Westheimer, Suite 975
Poland                                                                                                                                Houston, TX 77056

EXHIBIT  31.1 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF INTERACTIVE THERAPEUTICS, INC. REQUIRED BY RULE  13A - 14(1) OR RULE 15D - 14(A) OF THE SECURITIES EXCHANGE ACT OF  1934,  AS  ADOPTED  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT OF  2002.

CERTIFICATIONS
--------------

I, J. Leonard Ivins, the Chief Executive Officer of Interactive Therapeutics, Inc., certify that:

1.	Then I have reviewed this annual report on Form 10-K of Interactive Therapeutics, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue  statement of a material fact or omit to state a material fact necessary to  make the statements made, in light of the circumstances under which such      statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial  information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual  report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the      equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to  record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal  controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2008

/s/ J. Leonard Ivins
______________________________
J. Leonard Ivins
Chief Executive Officer

EXHIBIT  31.2 - CERTIFICATION OF CHIEF FINANCIAL OFFICER OF INTERACTIVE THERAPEUTICS, INC. REQUIRED BY RULE  13A - 14(1) OR RULE 15D - 14(A) OF THE SECURITIES EXCHANGE ACT OF  1934,  AS  ADOPTED  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT OF  2002.

CERTIFICATIONS
--------------

I, J. Leonard Ivins, the Principal Accounting Officer of Interactive Therapeutics, Inc. certify that:

1.	Then I have reviewed this annual report on Form 10-K of Interactive Therapeutics, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue  statement of a material fact or omit to state a material fact necessary to  make the statements made, in light of the circumstances under which such      statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial  information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual  report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the      equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to  record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal  controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2008

/s/ J. Leonard Ivins
______________________________
J. Leonard Ivins
Principal Accounting Officer

Exhibit 32
                            CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection with the Annual Report of Interactive Therapeutics, Inc. (the "Company") on Form 10-K for the period ended March 31, 2008, as filed with the Securities and  Exchange  Commission  on  the  date hereof (the "Report"), the undersigned, J. Leonard Ivins, Chief Executive Officer and Principal Accounting Officer of the Company, the undersigned hereby certifies,  pursuant  to  18 U.S.C. Section 1350, as adopted pursuant to Section 906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The  information  contained  in  the  Report  fairly  presents, in all  material  respects,  the financial condition and results of operations of  the  Company  as of the dates and for the periods expressed in the Report.

The certification is given to the knowledge of the undersigned.

                                /s/ J. Leonard Ivins
                           -------------------------------

                           Name:   J. Leonard Ivins
                           Title:  Chief Executive Officer and Principal Accounting Officer
                           Date:   July 15, 2008